Form 10-K/A
period 2000-12-31
INSIGHT CAPITAL INC; INSIGHT MIDWEST LP
filed 2001-06-12
CIK 1110456, 1110458

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K/A-3

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

       Our Manager


       Insight Communications Company, Inc. is the eighth largest cable television system operator in the United States based on customers served. Through its wholly-owned and managed systems, Insight Communications currently serves approximately 1.4 million customers, 99% of which are concentrated in the four contiguous states of Indiana, Kentucky, Illinois and Ohio. In addition to its geographic concentration, our manager's communications network is tightly-grouped, or "clustered," with approximately 95% of our manager's customers served from thirteen headends after giving effect to the network upgrades expected to be substantially completed during 2001. As a result, the amount of capital necessary to deploy new and enhanced products and services is significantly reduced on a per home basis because of the large number of customers served by a single headend. A headend processes signals received for distribution to customers over our network. Clustering enables us to efficiently deploy a bundled suite of entertainment, information and communications services. This combination of geographic concentration and clustering has enabled our manager to offer, under the Insight Digital brand, a complete bundle of interactive digital video, high-speed data access and telephone services.


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

                               INSIGHT MIDWEST, L.P.
                               By: Insight Communications Company, L.P., its general partner
                               By: Insight Communications Company, Inc., its general partner


Date: June 11, 2001            By: /s/ Michael S. Willner
                                   ---------------------------------
                                   Michael S. Willner, President and
                                   Chief Executive Officer

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             INSIGHT CAPITAL, INC.


Date: June 11,  2001         By: /s/ Michael S. Willner
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