Form 10-Q
period 2001-06-30
INSIGHT CAPITAL INC; INSIGHT MIDWEST LP
filed 2001-08-10
CIK 1110456, 1110458

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended June 30, 2001


                       Commission file numbers 333-33540
                                               333-33540-1

                            -----------------------

                             INSIGHT MIDWEST, L.P.
                             INSIGHT CAPITAL, INC.
          (Exact name of registrants as specified in their charters)

                       Delaware                             13-4079232
                       Delaware                             13-4079679
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)             Identification Nos.)

                    810 7/th/ Avenue
                  New York, New York                           10019
       (Address of principal executive offices)             (Zip code)

       Registrants' telephone number, including area code: 917-286-2300

                            -----------------------

         Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes X No ___
                                                  ---
         Indicate the number of shares outstanding of each of the registrants' classes of common stock, as of the latest practicable date.

         Insight Midwest, L.P.   - Not Applicable
         Insight Capital, Inc.   - Not Applicable

================================================================================

                         PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. However, in our opinion, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in our Annual Report on Form 10-K as amended for the year ended December 31, 2000.

                             INSIGHT MIDWEST, L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                                                         June 30,         December 31,
                                                                                           2001               2000
                                                                                     --------------------------------------
                                                                                       (unaudited)          (Note 2)
Assets
Cash and cash equivalents                                                             $       11,316      $     5,735
Trade accounts receivable, net of allowance for doubtful accounts
   of $1,094 and $979 as of June 30, 2001 and December 31, 2000                               22,610           13,686
Launch funds receivable                                                                        8,937           13,077
Prepaid expenses and other assets                                                              7,327            8,922
                                                                                     --------------------------------------
   Total current assets                                                                       50,190           41,420

Fixed assets, net                                                                          1,055,191          681,490
Intangible assets, net                                                                     2,403,730          950,299
Deferred financing costs, net of accumulated amortization
   of $2,555 and $2,962 as of June 30, 2001 and December 31, 2000                             26,030           26,338
                                                                                     --------------------------------------
   Total assets                                                                       $    3,535,141      $ 1,699,547
                                                                                     ======================================

Liabilities and partners' capital
Accounts payable                                                                      $       30,482      $    38,575
Accrued expenses and other liabilities                                                        15,018            3,320
Accrued property taxes                                                                        14,349           11,699
Accrued programming costs                                                                     37,060           23,208
Deferred revenue                                                                               3,296            3,284
Interest payable                                                                              16,952           19,919
Preferred interest distribution payable                                                        5,250                -
Due to affiliates                                                                             20,668            4,047
                                                                                     --------------------------------------
   Total current liabilities                                                                 143,075          104,052

Deferred revenue                                                                              14,677           11,535
Debt                                                                                       2,184,992        1,347,523
Other non-current liabilities                                                                 19,404                -
                                                                                     --------------------------------------
   Total liabilities                                                                       2,362,148        1,463,110

Commitments and contingencies

Preferred interests                                                                          182,854                -

Partners' capital                                                                            990,139          236,437
                                                                                     --------------------------------------
   Total liabilities and partners' capital                                            $    3,535,141      $ 1,699,547
                                                                                     ======================================

                            See accompanying notes

                             INSIGHT MIDWEST, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                                (in thousands)

                                                                  Three months ended                       Six months ended
                                                                       June 30,                                June 30,
                                                                2001               2000                2001               2000
                                                          -------------       -------------       -------------       -------------
Revenue                                                   $     174,902       $      94,734       $     343,053       $     187,237

Operating costs and expenses:
   Programming and other operating costs                         58,516              33,774             112,720              61,378
   Selling, general and administrative                           35,363              14,241              69,988              35,571
   Management fees                                                5,152               2,737              10,091               5,415
   Depreciation and amortization                                 89,300              48,052             175,070              94,180
                                                          -------------       -------------       -------------       -------------
Total operating costs and expenses                              188,331              98,804             367,869             196,544

Operating loss                                                  (13,429)             (4,070)            (24,816)             (9,307)

Other income (expense):
   Interest expense                                             (46,889)            (27,176)            (94,644)            (53,143)
   Interest income                                                  136                 277                 554                 545
   Other                                                           (306)                 44                (536)                 73
                                                          -------------       -------------       -------------       -------------
Total other expense, net                                        (47,059)            (26,855)            (94,626)            (52,525)

Net loss before extraordinary item                              (60,488)            (30,925)           (119,442)            (61,832)

Extraordinary loss from early
   extinguishment of debt (Note 6)                                    -                   -             (10,315)                  -
                                                          -------------       -------------       -------------       -------------

Net loss                                                        (60,488)            (30,925)           (129,757)            (61,832)
Accrual of preferred interests                                   (4,807)                  -              (9,573)                  -
                                                          -------------       -------------       -------------       -------------
Net loss attributable to common interests                 $     (65,295)      $     (30,925)      $    (139,330)      $     (61,832)
                                                          =============       =============       =============       =============

                            See accompanying notes

                             INSIGHT MIDWEST, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (in thousands)


                                                                                           Six months ended June 30,
                                                                                         2001                    2000
                                                                                   -------------------------------------
Operating activities:
Net loss                                                                           $    (129,757)            $   (61,832)
Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                                       175,070                  94,180
     Extraordinary loss from early extinguishments of debt                                10,315                       -
     Provision for losses on trade accounts receivable                                     5,146                   3,028
     Amortization of bond discount                                                           369                       -
     Changes in operating assets and liabilities, net of the
       effects of acquisitions:
       Trade accounts receivable                                                          (6,137)                 (1,485)
       Launch funds receivable                                                             7,156                       -
       Prepaid expenses and other assets                                                   2,816                   2,764
       Accounts payable                                                                  (14,409)                 (9,456)
       Accrued expenses and other liabilities                                             27,723                  (6,230)
                                                                                   -------------------------------------
Net cash provided by operating activities                                                 78,292                  20,969
                                                                                   -------------------------------------

Investing activities:
Purchase of fixed assets                                                                (145,462)                (86,542)
Purchase of intangible assets                                                                  -                  (1,261)
Purchase of cable television systems, net of cash acquired                               (61,982)                      -
                                                                                   -------------------------------------
Net cash used in investing activities                                                   (207,444)                (87,803)
                                                                                   -------------------------------------

Financing activities:
Distributions of preferred interests                                                      (7,000)                      -
Proceeds from borrowings under credit facilities                                       1,467,000                  49,000
Repayments of credit facilities                                                         (654,900)                      -
Repayment of debt in connection with cable system transactions                          (659,165)                      -
Debt issuance costs                                                                      (11,202)                      -
                                                                                   -------------------------------------
Net cash provided by financing activities                                                134,733                  49,000
                                                                                   -------------------------------------

Net increase (decrease) in cash and cash equivalents                                       5,581                 (17,834)
Cash and cash equivalents, beginning of period                                             5,735                  35,996
                                                                                   -------------------------------------
Cash and cash equivalents, end of period                                           $      11,316             $    18,162
                                                                                   =====================================

Supplemental disclosure of cash flow information:
Cash paid for interest                                                             $     105,051             $    57,425
Cash paid for income taxes                                                                    75                      58

Supplemental disclosure of significant non-cash financing
  activities:
Contribution of cable system assets by partners                                    $   1,787,413             $         -

                            See accompanying notes

                             INSIGHT MIDWEST, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. Organization and Basis of Presentation

We were formed in September 1999 to serve as the holding company and a financing vehicle for Insight Communications Company, Inc.'s ("Insight Inc.") cable television system joint venture with AT&T Broadband, LLC ("AT&T Broadband"). We are owned 50% by Insight Communications Company, L.P. ("Insight LP"), which is wholly-owned by Insight Inc., and 50% by AT&T Broadband, through its indirect subsidiary TCI of Indiana Holdings, LLC ("TCI").

The accompanying consolidated financial statements include the accounts of our subsidiaries that own and operate cable television systems in Illinois, Indiana, Kentucky, Ohio and Georgia.


2. Responsibility for Interim Financial Statements

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements.

In our opinion, the consolidated financial statements reflect all adjustments considered necessary for a fair statement of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements contained in our Annual Report on Form 10-K as amended for the year ended December 31, 2000.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001 or any other interim period.

Certain 2000 amounts have been reclassified to conform to the 2001 presentation.


3. Cable System Transactions

On January 5, 2001, we completed a series of transactions with Insight LP and certain subsidiaries of AT&T Corp. (the "AT&T cable subsidiaries") for the acquisition of additional cable television systems, primarily located in the state of Illinois, valued at approximately $2.2 billion (the "AT&T transactions"), inclusive of systems valued at approximately $775.8 million, contributed by Insight LP. The AT&T transactions were financed through a credit facility established on January 5, 2001, the Midwest Holdings Credit Facility (Note 6). As a result of the AT&T transactions, we acquired all of

                             INSIGHT MIDWEST, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3. Cable System Transactions (continued)

Insight LP's wholly-owned systems serving approximately 280,000 customers, including systems which Insight LP purchased from the AT&T cable subsidiaries. At the same time, we acquired from the AT&T cable subsidiaries systems serving approximately 250,000 customers. The purchase price was preliminarily allocated to the cable television assets acquired in relation to their estimated fair values as increases to franchise rights. The purchase price allocation will be finalized upon completion and receipt of appraisal reports.

Both Insight LP and the AT&T cable subsidiaries contributed their respective systems to us subject to an amount of indebtedness such that we remain equally owned by Insight LP and AT&T Broadband. Insight LP continues to serve as our general partner and manages and operates our systems. As a result of the AT&T transactions, we currently own and operate cable television systems in Indiana, Kentucky, Illinois, Ohio and Georgia which passed approximately 2.2 million homes and served approximately 1.3 million customers as of June 30, 2001.

As a result of the AT&T transactions, the financial results of Insight Communications of Central Ohio LLC ("Insight Ohio"), previously wholly-owned by Insight LP, are consolidated into our financial statements effective January 1, 2001. For financing purposes, Insight Ohio is an unrestricted subsidiary under our indentures and is prohibited by the terms of its indebtedness from making distributions to us.

On January 11, 2001, we acquired Cable One, Inc.'s, Greenwood, Indiana cable television system serving approximately 14,800 customers for $62.0 million. The purchase price was allocated to the cable television assets acquired in relation to their fair values as increases in property and equipment and franchise rights.


4. Pro Forma Results of Operations

Our unaudited pro forma results of operations for the six months ended June 30, 2001 and 2000 and three months ended June 30, 2000 (with 2001 results as reported), assuming each of the acquisitions and exchanges described in Note 3 occurred as of January 1, 2000 are as follows (in thousands):

                                                           Three months ended                       Six months ended
                                                               June 30,                                 June 30,
                                                        2001                2000                 2001                2000
                                                   -------------        -------------       -------------       -------------
Revenue                                            $     174,902        $     164,049       $     343,261       $     325,985
Net loss before extraordinary item and
    accrual of preferred interests                       (60,488)             (56,666)           (120,093)           (115,276)
Net loss attributable to common
    interests                                            (65,295)             (61,328)           (139,981)           (124,565)

                             INSIGHT MIDWEST, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Long-Lived Assets

Fixed assets consist of:


                                                                   June 30,            December 31,
                                                                     2001                  2000
                                                             --------------------------------------------
                                                                           (in thousands)
          Land, buildings and improvements                   $               42,350       $        15,809
          Cable television equipment                                      1,367,320               857,674
          Furniture, fixtures and office equipment                           11,338                 6,844
                                                              -------------------------------------------
                                                                          1,421,008               880,327
          Less accumulated depreciation and amortization                   (365,817)             (198,837)
                                                             --------------------------------------------
             Total fixed assets                              $            1,055,191       $       681,490
                                                             ============================================

Intangible assets consist of:

                                                                   June 30,                December 31,
                                                                     2001                      2000
                                                             --------------------------------------------
                                                                           (in thousands)
          Franchise rights                                   $            2,673,306       $     1,086,647
          Goodwill                                                            3,237                 1,190
                                                             --------------------------------------------
                                                                          2,676,543             1,087,837
          Less accumulated amortization                                    (272,813)             (137,538)
                                                             --------------------------------------------
             Total intangible assets                         $            2,403,730       $       950,299
                                                             ============================================


6. Debt

Debt consists of:

                                                                   June 30,             December 31,
                                                                     2001                   2000
                                                             -----------------------------------------
                                                                           (in thousands)
          Insight Ohio Credit Facility                       $              25,000       $           -
          Insight Midwest Holdings Credit Facility                       1,467,000                   -
          Insight Indiana Credit Facility                                        -             298,600
          Insight Kentucky Credit Facility                                       -             356,300
          Insight Midwest 9 3/4% Senior Notes                              200,000             200,000
          Insight Midwest 10 1/2% Senior Notes                             500,000             500,000
                                                             -----------------------------------------
                                                                         2,192,000           1,354,900
          Less unamortized discount on Notes                                (7,008)             (7,377)
                                                             -----------------------------------------
             Total debt                                      $           2,184,992       $   1,347,523
                                                             =========================================

                             INSIGHT MIDWEST, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6. Debt (continued)

Insight Ohio Credit Facility

On January 5, 2001, in connection with the AT&T transactions, we acquired Insight Ohio and the existing debt of Insight Ohio. Insight Ohio's credit facility (the "Ohio Credit Facility") provides for revolving credit loans of up to $25.0 million. The Ohio Credit Facility has a six-year maturity from the date of borrowings, with reductions to the amount of the commitment commencing after three years. Our obligations under the Ohio Credit Facility are secured by substantially all the assets of Insight Ohio. The Ohio Credit Facility requires Insight Ohio to meet certain financial and other debt covenants. Loans under the Ohio Credit Facility bear interest, at our option, at the prime rate or at a Eurodollar rate. In addition to the index rates, we pay an additional margin percentage tied to Insight Ohio's ratio of total debt to adjusted annualized operating cash flow.

Insight Midwest Holdings Credit Facility

On January 5, 2001, through a wholly-owned subsidiary ("Insight Midwest Holdings") which holds all of our cable television systems other than the Ohio System, we entered into a credit facility (the "Midwest Holdings Credit Facility") to finance the AT&T transactions and to repay the outstanding indebtedness under the Indiana and Kentucky Credit Facilities. The Midwest Holdings Credit Facility expires in 2009 and provides for maximum borrowings of $1.75 billion. Obligations under this credit facility are secured by a pledge of the outstanding equity interests of Insight Midwest Holdings and its subsidiaries.

The Midwest Holdings Credit Facility requires Insight Midwest Holdings to meet certain financial and other debt covenants. Borrowings under this credit facility bear interest at either an alternative base rate or Eurodollar rate, plus an additional margin yield to Insight Midwest Holdings' leverage ratio, of between 0.5% and 2.75%.

As a result of the repayment of the Indiana and Kentucky Credit Facilities on January 5, 2001, we recorded an extraordinary charge of $10.3 million related to the write-off of unamortized deferred financing costs related to these credit facilities.

Debt Facility Principal Payments

As of June 30, 2001, annual principal payments required on our debt are as follows (in thousands):

             2001                       $        -
             2002                            2,500
             2003                            3,750
             2004                           78,750
             2005                           81,250
             Thereafter                  2,025,750
                                        ----------
                  Total                 $2,192,000
                                        ==========

                             INSIGHT MIDWEST, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Debt (continued)

Interest Rate Swap and Collar Agreements

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by SFAS No. 137, was adopted as of January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires us to recognize all derivatives on the balance sheet at fair value.

On January 1, 2001, our derivative financial instruments, which were obtained to manage our exposure to interest rate risk, included interest rate swap and collar agreements, which qualified as cash flow hedges. On January 1, 2001, we recorded as a component of other comprehensive loss a $1.9 million transition adjustment loss representing the cumulative effect of adopting SFAS No. 133. Changes in the fair value of such cash flow hedges are recognized in stockholders' equity as a component of comprehensive income. For the three months and six months ended June 30, 2001, the decrease in the fair value was $2.8 million and $12.5 million.


7. Comprehensive Loss

Comprehensive loss totaled $63.3 million and $144.2 million for the three and six months ended June 30, 2001. We record the effective portion of certain derivatives' gains or losses as accumulated other comprehensive income or loss in the accompanying consolidated balance sheets. There were no components of comprehensive income or loss for the three and six months ended June 30, 2000.


8. Related Party Transactions

We purchase substantially all of our pay television and other programming from affiliates of AT&T Broadband. Charges for such programming were $45.0 million and $88.5 million for the three and six months ended June 30, 2001 and $25.1 million and $49.5 million for the three and six months ended June 30, 2000. As of June 30, 2001 and December 31, 2000, $20.6 million and $9.8 million of accrued programming costs were due to affiliates of AT&T Broadband. We believe that the programming rates charged by the affiliates of AT&T Broadband are lower than those available from independent parties.

                             INSIGHT MIDWEST, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9. Commitments and Contingencies

Litigation

Insight Kentucky and certain prior owners of the Kentucky Systems have been named in class actions regarding the pass-through of state and local property tax charges to customers by the prior owners of the Kentucky Systems. The plaintiffs seek monetary damages and the enjoinment of the collection of such taxes. We believe that the Kentucky Systems have substantial and meritorious defenses to these claims.

We are subject to various legal proceedings that arise in the ordinary course of business. While it is impossible to determine with certainty the ultimate outcome of these matters, it is our opinion that the resolution of these matters will not have a material adverse affect on our consolidated financial condition.


10. Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. We are currently reviewing the impact of these standards and will be performing a fair value analysis at a later date in connection with the adoption of SFAS No. 142 on January 1, 2002.

                             INSIGHT CAPITAL, INC.
                                BALANCE SHEETS
                                (in thousands)


                                                                                       June 30,       December 31,
                                                                                         2001            2000
                                                                                     ------------------------------
                                                                                      (unaudited)     (restated)
                                                                                                    (Notes 2 and 3)
Assets
Cash                                                                                  $          1   $            1
Deferred financing costs, net                                                               12,736           13,468
                                                                                      -----------------------------
   Total assets                                                                       $     12,737   $       13,469
                                                                                      =============================

Liabilities and shareholders' deficit
Accrued interest                                                                      $     13,625   $       13,625
                                                                                      -----------------------------
   Total current liabilities                                                                13,625           13,625

Senior notes                                                                               692,993          692,623
                                                                                      -----------------------------
   Total liabilities                                                                       706,618          706,248

Shareholders' deficit:
 Common stock; $.01 par value; 1,000 shares authorized, issued and
   outstanding                                                                                   -                -
Additional paid in capital                                                                       1                1
 In-substance distribution of proceeds related to senior notes to be
   paid by Insight Midwest (Note 4)                                                       (622,430)        (658,430)
Accumulated deficit                                                                        (71,452)         (34,350)
                                                                                      -----------------------------
   Total shareholders' deficit                                                            (693,881)        (692,779)
                                                                                      -----------------------------
   Total liabilities and shareholders' deficit                                        $     12,737   $       13,469
                                                                                      =============================

                            See accompanying notes

                             INSIGHT CAPITAL, INC.
                           STATEMENTS OF OPERATIONS
                                  (unaudited)
                                (in thousands)


                                    Three months ended             Six months ended
                                          June 30,                      June 30,
                                    2001            2000          2001            2000
                                -----------     -----------    -----------     -----------
                                                 (restated)                    (restated)
Expenses:

Amortization                    $      (366)    $      (199)   $      (732)    $      (392)
Interest expense                    (18,185)         (4,875)       (36,370)         (9,750)
                                -----------     -----------    -----------     -----------
   Net loss                     $   (18,551)    $    (5,074)   $   (37,102)    $   (10,142)
                                ===========     ===========    ===========     ===========

                            See accompanying notes

                             INSIGHT CAPITAL, INC.
                           STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (in thousands)

                                                                         Six months ended June 30,
                                                                         2001                  2000
                                                                   --------------------------------------
                                                                                            (restated)
Cash flows from operating activities:
Net loss                                                           $       (37,102)         $     (10,142)
Adjustments to reconcile net loss to net cash provided
by operating activities:
     Amortization of deferred financing costs                                  732                    392
     Interest expense paid by affiliate                                     36,370                  9,750
                                                                   --------------------------------------

Net cash provided by operating activities                                        -                      -
                                                                   --------------------------------------

Cash flows from financing activities:

Proceeds from issuance of common stock                                           -                      1
                                                                   --------------------------------------

Net cash provided by financing activities                                        -                      1
                                                                   --------------------------------------

Net increase in cash                                                             -                      1
Cash, beginning of period                                                        1                      -
                                                                   --------------------------------------
Cash, end of period                                                $             1          $           1
                                                                   ======================================

                            See accompanying notes

                             INSIGHT CAPITAL, INC.
                         NOTES TO FINANCIAL STATEMENTS



1. Nature of Business

Insight Capital, Inc. (the "Company"), a Delaware corporation, was formed on September 23, 1999, for the sole purpose of being a co-issuer of the senior notes described in Note 4, which allows certain investors the ability to be holders of the debt. The Company has no operations. The outstanding shares of the Company are owned by Insight Midwest, L.P. ("Insight Midwest").


2. Restatement

The accompanying 2000 financial statements have been adjusted to reflect the full amount of the Senior Notes, the proceeds of which were received by Insight Midwest in 2000 and 1999 (Note 4), deferred financing costs and related interest expense. The effect of the restatement was to increase total assets by $13.5 million, to increase total liabilities by $706.2 million and to decrease equity, representing the net in-substance distribution related to the Senior Notes, by $692.8 million as of December 31, 2000. Additionally, as a result of the restatement, the Company recorded a net loss of $5.1 million and $10.1 million, for the three months and six months ended June 30, 2000, respectively. Prior to the restatement, no statements of operations were presented.


3. Responsibility for Interim Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements.

In management's opinion, the financial statements reflect all adjustments considered necessary for a fair statement of the financial position as of the interim dates presented. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements contained in the Company's Annual Report on Form 10-K as amended for the year ended December 31, 2000.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

                             INSIGHT CAPITAL, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)



4. Notes Payable
On October 1, 1999, the Company and Insight Midwest completed a $200.0 million offering of 9 3/4% senior notes due in October 2009. The proceeds of the offering were used to repay certain debt of Insight Midwest. Interest payments on these Senior Notes, which commenced on April 1, 2000, are payable semi-annually on April 1 and October 1.

In April 2000, the Company and Insight Midwest completed an exchange offer pursuant to which the 9 3/4% Senior Notes were exchanged for identical notes registered under the Securities Act of 1933.

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

The 9 3/4% Senior Notes and 10 1/2% Senior Notes are redeemable on or after October 1, 2004 and November 1, 2005, respectively. In addition, Insight Midwest can redeem up to 35% of the 9 3/4% Senior Notes and 10 1/2% Senior Notes prior to October 1, 2002 and November 1, 2005, respectively, with the net proceeds from certain sales of Insight Midwest's equity. Each holder of the Senior Notes may require redemption of all or part of that holder's notes upon certain changes of control. Although the Company is a co-issuer of the Senior Notes, it has no substantial assets or any operations and will not have access to additional sources of cash flow to make any payments on such debt. All future funding on the Senior Notes, including principal and interest payments, are dependent upon the operating results of Insight Midwest.

The Senior Notes are general unsecured obligations and are subordinate to all Insight Midwest's liabilities, the amounts of which were $1.85 billion and $770.5 million as of June 30, 2001 and December 31, 2000. The Senior Notes contain certain financial and other debt covenants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the information in this quarterly report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they:

  .  discuss our future expectations;

  . contain projections of our future results of operations or of our financial condition; or

  .  state other "forward-looking" information.

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in our Annual Report on Form 10-K as amended for the year ended December 31, 2000, as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Examples of these risks include our history and expectation of future net losses, our substantial debt, increasing programming costs and competition. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this quarterly report could have a material adverse effect on our business, operating results and financial condition.

Overview

Consistent with our strategy of pursuing value-enhancing transactions that fit our geographic and clustering strategy, on January 5, 2001, we completed a series of transactions with certain cable subsidiaries of AT&T Corp. that increased by approximately 530,000 the number of customers we serve. We refer in this report to all of the preceding transactions, including related bank financing, as the "AT&T transactions." Specifically, we acquired:

  . all of Insight LP's systems not already owned by us as well as systems which Insight LP acquired from the AT&T cable subsidiaries (comprising in total approximately 280,000 customers); and

  . systems from the AT&T cable subsidiaries located in Illinois serving approximately 250,000 customers.

We acquired the systems from Insight LP and the AT&T cable subsidiaries subject to indebtedness in the amount of $685.0 million. We remain equally owned by Insight LP and AT&T Broadband. Insight LP continues to serve as our general partner and manage and operate our systems.

Results of Operations

Substantially all of our revenues were earned from customer fees for cable television programming services including premium and pay-per-view services and ancillary services, such as rental of converters and remote control devices, installations and from selling advertising. In addition, we earn revenues from commissions for products sold through home shopping networks.

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

The following table is derived for the periods presented from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations:

                                                                      Three Months                          Six Months
                                                                     Ended June 30,                       Ended June 30,
                                                                  2001             2000               2001              2000
                                                              -----------       -----------       -----------       -----------
                                                                     (in thousands)                       (in thousands)
Revenue                                                       $   174,902       $    94,734       $   343,053       $   187,237
Operating costs and expenses:
     Programming and other operating costs                         58,516            33,774           112,720            61,378
     Selling, general and administrative                           35,363            14,241            69,988            35,571
     Management fees                                                5,152             2,737            10,091             5,415
     Depreciation and amortization                                 89,300            48,052           175,070            94,180
                                                              -----------       -----------       -----------       -----------
Total operating costs and expenses                                188,331            98,804           367,869           196,544
                                                              -----------       -----------       -----------       -----------
Operating loss                                                    (13,429)           (4,070)          (24,816)           (9,307)
EBITDA                                                             75,565            44,026           139,403            84,946
Interest expense                                                  (46,889)          (27,176)          (94,644)          (53,143)
Net loss before extraordinary item                                (60,488)          (30,925)         (119,442)          (61,832)
Extraordinary loss on early extinguishment
    of debt                                                             -                 -           (10,315)                -
Net loss                                                          (60,488)          (30,925)         (129,757)          (61,832)
Net cash provided by (used in) operating
    activities                                                      3,515            (7,430)           78,292            20,969
Net cash used in investing activities                              83,239            46,276           207,444            87,803
Net cash provided by financing activities                          88,000            49,000           134,733            49,000

EBITDA represents earnings before interest, taxes, depreciation and amortization. Our management believes that EBITDA is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles. EBITDA, as computed by management, is not necessarily comparable to similarly titled amounts of other companies. Refer to our financial statements, including our statements of cash flows, which appear elsewhere in this quarterly report.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Revenue increased $80.2 million or 84.6% to $174.9 million for the three months ended June 30, 2001 compared to $94.7 million for the three months ended June 30, 2000. The increase in revenue was primarily the result of the cable television systems contributed in the AT&T transactions, including the Ohio System. The incremental revenue generated by the cable television systems contributed approximated $71.4 million, which represents 89.1% of the increase in consolidated revenue. Excluding the systems acquired in the AT&T transactions, revenue increased 9.3% largely due to the sale of new services. Revenue for digital and high-speed data in the existing systems increased by $6.2 million, a combined 130.4% growth rate. Revenue by service offering were as follows for the three months ended June 30 (in thousands):

                                              2001                           2000
                                            Revenue                        Revenue
                                               by           % of              by           % of
                                            Service         Total          Service         Total
                                            Offering       Revenue         Offering       Revenue
                                          -----------    -----------     -----------    -----------
               Basic                      $   118,148           67.5%    $    67,164           70.9%
               Premium                         14,408            8.2%          8,676            9.2%
               Pay-Per-View                     1,245            1.0%          1,503            1.6%
               Digital                         11,563            6.6%          2,779            2.9%
               Advertising Sales               12,130            6.9%          6,766            7.1%
               Data Services                    8,471            4.8%          2,001            2.1%
               Other                            8,937            5.0%          5,845            6.2%
                                          -----------    -----------     -----------    -----------

               Total                      $   174,902            100%    $    94,734            100%
                                          ===========    ===========     ===========    ===========

On a pro forma basis including the systems acquired in the AT&T transactions, RGUs (Revenue Generating Units) were approximately 1,544,500 as of June 30, 2001 compared to approximately 1,411,300 as of June 30, 2000. This represents an annualized growth rate of 9.4%. RGUs represent the sum of basic and digital video, high-speed data and telephone customers.

Average monthly revenue per basic customer was $45.64 for the three months ended June 30, 2001 compared to $42.63 for the three months ended June 30, 2000 primarily reflecting the continued successful rollout of new product offerings in the Indiana, Kentucky and Ohio markets. Average monthly revenue per basic customer for high-speed data and interactive digital video increased to $5.23 for the three months ended June 30, 2001 from $2.14 for the three months ended June 30, 2000. Excluding the systems acquired in the AT&T transactions, the number of high-speed data service customers increased to approximately 37,400 as of June 30, 2001 from approximately 15,500 as of June 30, 2000, while digital customers increased to approximately 120,500 as of June 30, 2001 from approximately 44,800 as of June 30, 2000.

Programming and other operating costs increased $24.7 million or 73.3% to $58.5 million for the three months ended June 30, 2001 from $33.8 million for the three months ended June 30, 2000. The increase in programming and other operating costs was primarily the result of the cable television systems contributed in the AT&T transactions. The incremental expense generated by the contribution of these systems approximated $24.1 million, which represents 97.3% of the increase in programming and other operating costs. Excluding these systems, programming and other operating costs increased by approximately $600,000 accounting for 2.7% of the increase, primarily as a result of increased programming rates and additional programming carried by our existing systems.

Selling, general and administrative expenses increased $21.1 million or 148.3% to $35.4 million for the three months ended June 30, 2001 from $14.2 million for the three months ended June 30, 2000. The increase in selling, general and administrative expenses was primarily the result of the acquisition of the cable television systems contributed in the AT&T transactions. The incremental selling, general and administrative expenses generated by the acquisition of the Illinois systems approximated $15.0 million, which represents 70.9% of the increase. Excluding these systems, these costs increased by approximately $6.1 million accounting for 29.1% of the increase, primarily reflecting increased marketing activity associated with new product introductions.

Management fees are directly related to revenue as these fees are calculated as approximately 3.0% of gross revenues.

Depreciation and amortization expense increased $41.2 million or 85.8% to $89.3 million for the three months ended June 30, 2001 from $48.1 million for the three months ended June 30, 2000. The increase in depreciation and amortization expense was primarily the result of the cable television systems contributed in the AT&T transactions. The incremental depreciation and amortization expense generated by these systems approximated $35.8 million, which represents 86.9% of the increase. Excluding these systems, depreciation and amortization increased by approximately $5.4 million accounting for 13.1% of the increase, primarily due to capital expenditures made to rebuild the existing cable equipment during previous quarters.

EBITDA increased 71.6% to $75.6 million for the three months ended June 30, 2001 from $44.0 million for the three months ended June 30, 2000 primarily as a result of a full quarter of results generated by the systems contributed in the AT&T transactions.

Interest expense increased $19.7 million or 72.5% to $46.9 million for the three months ended June 30, 2001 from $27.2 million for the three months ended June 30, 2000. The increase in interest expense was primarily the result of higher outstanding debt required by the acquisition of the cable television systems acquired in the AT&T transactions and funding of capital expenditures during the past year.

For the three months ended June 30, 2001, the net loss was $60.5 million primarily for the reasons set forth above.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Revenue increased $155.8 million or 83.2% to $343.1 million for the six months ended June 30, 2001 from $187.2 million for the six months ended June 30, 2000. The increase in revenue was primarily the result of the cable television systems contributed in the AT&T transactions, including the Ohio Systems. The incremental revenue generated by the cable television systems contributed approximated $140.5 million, which represents 90.2% of the increase in consolidated revenue. Excluding the systems acquired in the AT&T transactions, revenue increased 8.2% largely due to the sale of new services. Revenue for digital and high-speed data in the existing systems increased by $10.4 million, a combined 118.1% growth rate. Revenue by service offering were as follows for the six months ended June 30 (in thousands):

                                              2001                           2000
                                             Revenue                        Revenue
                                               by            % of             by            % of
                                            Service          Total          Service         Total
                                            Offering        Revenue         Offering       Revenue
                                          -------------   ------------   -------------   ------------
               Basic                      $   234,936           68.5%    $   134,081           71.6%
               Premium                         29,413            8.6%         17,494            9.3%
               Pay-Per-View                     2,531            0.7%          2,560            1.4%
               Digital                         21,083            6.1%          5,361            2.9%
               Advertising Sales               21,729            6.3%         12,664            6.8%
               Data Services                   14,947            4.4%          3,475            1.9%
               Other                           18,414            5.4%         11,602            6.1%
                                          -------------   ------------   -------------   ------------

               Total                      $   343,053            100%    $   187,237            100%
                                          =============   ============   =============   ============

On a pro forma basis including the systems acquired in the AT&T transactions, RGUs were approximately 1,544,500 as of June 30, 2001 compared to approximately 1,411,300 as of June 30, 2000. This represents an annualized growth rate of 9.4%.

Average monthly revenue per basic customer was $44.78 for the six months ended June 30, 2001 compared to $42.08 for the six months ended June 30, 2000 primarily reflecting the continued successful rollout of new product offerings in the Indiana, Kentucky and Ohio markets. Average monthly revenue per basic customer for high-speed data and interactive digital video increased to $4.70 for the six months ended June 30, 2001 from $1.96 for the six months ended June 30, 2000. Excluding the systems acquired in the AT&T transactions, the number of high-speed data service customers increased to approximately 37,400 as of June 30, 2001 from approximately 15,500 as of June 30, 2000, while digital customers increased to approximately 120,500 as of June 30, 2001 from approximately 44,800 as of June 30, 2000.

Programming and other operating costs increased $51.3 million or 83.6% to $112.7 million for the six months ended June 30, 2001 from $61.4 million for the six months ended June 30, 2000. The increase in programming and other operating costs was primarily the result of the cable television systems contributed in the AT&T transactions. The incremental expense generated by the contribution of these systems approximated $47.8 million, which represents 93.0% of the increase in programming and other operating costs. Excluding these systems, programming and other operating costs increased by approximately $3.5 million accounting for 7.0% of the increase, primarily as a result of increased programming rates and additional programming carried by our existing systems.

Selling, general and administrative expenses increased $34.4 million or 96.8% to $70.0 million for the six months ended June 30, 2001 from $35.6 million for the six months ended June 30, 2000. The increase in selling, general and administrative expenses was primarily the result of the acquisition of the cable television systems contributed in the AT&T transactions. The incremental selling, general and administrative expenses generated by the acquisition of the Illinois systems approximated $27.2 million, which represents 78.9% of the increase. Excluding these systems, these costs increased by approximately $7.2 million accounting for 21.1% of the increase, primarily reflecting increased marketing activity associated with new product introductions.

Management fees are directly related to revenue as these fees are calculated as approximately 3.0% of gross revenues.

Depreciation and amortization expense increased $80.9 million or 85.9% to $175.1 million for the six months ended June 30, 2001 from $94.2 million for the six months ended June 30, 2000. The increase in depreciation and amortization expense was primarily the result of the cable television systems contributed in the AT&T transactions. The incremental depreciation and amortization expense generated by these systems approximated $68.0 million, which represents 84.1% of the increase. Excluding these systems, depreciation and amortization increased by approximately $12.9 million accounting for 15.9% of the increase, primarily due to capital expenditures made to rebuild the existing cable equipment during previous quarters.

EBITDA increased 64.1% to $139.4 million for the six months ended June 30, 2001 from $84.9 million for the six months ended June 30, 2000 primarily as a result of the first six months of results generated by the systems contributed in the AT&T transactions offset by a $10.3 million extraordinary loss recorded during the six months ended June 30, 2001 due to early extinguishments of debt.

Interest expense increased $41.5 million or 78.1% to $94.6 million for the six months ended June 30, 2001 from $53.1 million for the six months ended June 30, 2000. The increase in interest expense was primarily the result of higher outstanding debt required by the acquisition of the cable television systems acquired in the AT&T transactions and funding of capital expenditures during the past year.

For the six months ended June 30, 2001, the net loss was $129.8 million primarily for the reasons set forth above.


Liquidity and Capital Resources

Our business requires cash for operations, debt service, capital expenditures and acquisitions. The cable television business has substantial on-going capital requirements for the construction, expansion and maintenance of its broadband networks. Expenditures have primarily been used to upgrade our existing cable network, and in the future will be used for network extensions, new services, converters and network upgrades. Historically, we have been able to meet our cash requirements with cash flow from operations, borrowings under our credit facilities, issuances of private equity and accessing other public sources.

For the six months ended June 30, 2001 and June 30, 2000, we spent $145.5 million and $86.5 million in capital expenditures largely to support our plant rebuild, digital converter purchases and to a lesser extent network extensions. We will continue to incur capital expenditures particularly for success-based deployment of new services, including telephony and for the upgrade of the Illinois cable television systems, which involve the use of fiber optics and other capital projects associated with implementing our clustering strategy.

On January 5, 2001, in connection with the AT&T transactions, Insight Midwest Holdings entered into the $1.75 billion Midwest Holdings Credit Facility from which it borrowed $663.0 million to repay the Indiana and Kentucky credit facilities and $685.0 million to finance the AT&T transactions.

On January 5, 2001, we acquired all of the common equity interests of Insight Ohio as part of the AT&T transactions. Insight Ohio is an unrestricted subsidiary under the indentures governing our notes, and is prohibited by the terms of its indebtedness from making distributions to us.

Cash provided by operations for the six months ended June 30, 2001 and 2000 was $78.3 million and $21.0 million. The increase was primarily attributable to the AT&T Illinois Systems, the timing of payments against accounts payable and accrued expense balances and an increase in receipts of launch funds from programmers partially offset by an increase in accounts receivable balances.

Cash used in investing activities for the six months ended June 30, 2001 and 2000 was $207.4 million and $87.8 million. The increase was primarily attributable to capital expenditures and the purchase of cable television systems, net of cash acquired.

Cash provided by financing activities for the six months ended June 30, 2001 and 2000 was $134.7 million and $49.0 million. The increase was primarily attributable to net borrowings from credit facilities partially offset by repayment of debt associated with the purchase of cable television systems.

As of June 30, 2001, we had aggregate consolidated indebtedness of $2.18 billion, including $1.49 billion outstanding under senior bank credit facilities. The senior bank credit facilities consisted of:

     . $1.75 billion Midwest Holdings Credit Facility maturing in 2009, which will be utilized to support Insight Midwest's operations and build-out, of which $1.47 billion was borrowed. The remaining availability of $283.0 million will be used to support the aforementioned capital expenditures; and

     . $25.0 million Insight Ohio Credit Facility maturing in 2004, which was fully-borrowed.

The weighted average interest rate for amounts outstanding under our senior credit facilities as of June 30, 2001 was 6.4%. The facilities contain covenants restricting, among other things, our ability to make capital expenditures, acquire or dispose of assets, make investments and engage in transactions with related parties. The facilities also require compliance with certain financial ratios and contain customary events of default.

We have a substantial amount of debt. We believe that the Midwest Holdings credit facility and our cash flow from operations are sufficient to support our current operating plan. We intend to draw upon the $283.0 million of unused availability under the Midwest Holdings credit facility as discussed above to fund any shortfall resulting from the inability of our cash from operations to fund our capital expenditures, meet our debt service requirements or otherwise fund our operations.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. We are currently reviewing the impact of these standards and will be performing a fair value analysis at a later date in connection with the adoption of SFAS No. 142 on January 1, 2002.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Our revolving credit and term loan agreements bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. In order to manage our exposure to interest rate risk, we enter into derivative financial instruments, typically interest rate swaps and collars. The counterparties to our swap and collar agreements are major financial institutions. As of June 30, 2001, our interest rate swap and collar agreements expire in varying amounts through July 2003.

The fair market value and carrying value of our Notes was $733.5 million and $693.0 million as of June 30, 2001. The fair market value of our credit facility borrowings approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest. As of June 30, 2001, the estimated fair value (cost if terminated) of our interest rate swap and collar agreements was approximately $(14.4) million, which represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices and is reflected in our financial statements as other non-current liabilities. Changes in the fair value of derivative financial instruments are either recognized in income or in stockholders' equity as a component of other comprehensive income depending on whether the derivative financial instruments qualify for hedge accounting.

As of June 30, 2001, we had entered into interest rate swaps that approximated $625.0 million, or 42.6%, of our borrowings under all of our credit facilities. Accordingly, a hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $8.7 million.

                          PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

    None

(b) Reports on Form 8-K:

    None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date: August 10, 2001

                               INSIGHT MIDWEST, L.P.


                               By: Insight Communications Company, L.P.,
                               its general partner

                               By: Insight Communications Company, Inc.,
                               its general partner

                               By: /s/ Kim D. Kelly
                               ---------------------
                               Kim D. Kelly
                               Executive Vice President and Chief Financial & Operating Officer
                               (Principal Financial and Accounting Officer)


                               INSIGHT CAPITAL, INC.

                               By: /s/ Kim D. Kelly
                               ----------------------
                               Kim D. Kelly
                               Executive Vice President and Chief Financial & Operating Officer
                               (Principal Financial and Accounting Officer)