Form 10-Q
period 2002-03-31
INSIGHT CAPITAL INC; INSIGHT MIDWEST LP
filed 2002-05-15
CIK 1110456, 1110458

 ===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 2002

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

          810 7th Avenue
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

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. However, in our opinion, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

                               INSIGHT MIDWEST, LP
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                           March 31,             December 31,
                                                                                             2002                    2001
                                                                                     ----------------------  ----------------------
                                                                                          (unaudited)
Assets
Cash and cash equivalents                                                               $    118,339            $     12,146
Trade accounts receivable, net of allowance for doubtful accounts of $2,633 and
   $2,818  as of March 31, 2002 and December 31, 2001                                         17,618                  22,918
Launch funds receivable                                                                        9,443                  12,980
Prepaid expenses and other assets                                                             13,049                  20,647
                                                                                     ----------------------  ----------------------
   Total current assets                                                                      158,449                  68,691

Fixed assets, net                                                                          1,135,261               1,133,627
Goodwill                                                                                      15,198                  15,198
Franchise costs                                                                            2,284,992                2,278465
Other intangible assets, net of accumulated amortization of $2,829 and $2,260
    as of March 31, 2002 and December 31, 2001                                                40,654                  41,223
Deferred financing costs, net of accumulated amortization of $4,578 and $3,885
    as of March 31, 2002 and December 31, 2001                                                23,183                  23,876
                                                                                     ----------------------  ----------------------
   Total assets                                                                         $  3,657,737            $  3,561,080
                                                                                     ======================  ======================

Liabilities and partners' capital
Accounts payable                                                                        $     44,879            $     66,712
Accrued expenses and other liabilities                                                        19,093                  21,225
Accrued property taxes                                                                        14,986                  11,030
Accrued programming costs                                                                     27,885                  24,287
Deferred revenue                                                                               8,212                   8,673
Interest payable                                                                              38,698                  21,940
Debt - current portion                                                                         1,250                       -
Preferred interest distribution payable                                                        1,750                   5,250
Due to affiliates                                                                             13,134                  22,040
                                                                                     ----------------------  ----------------------
   Total current liabilities                                                                 169,887                 181,157

Deferred revenue                                                                               9,330                  12,262
Debt                                                                                       2,427,297               2,298,362
Other non-current liabilities                                                                 57,265                  62,964
                                                                                     ----------------------  ----------------------
   Total liabilities                                                                       2,663,779               2,554,745

Commitments and contingencies

Preferred interests                                                                          187,168                 185,713

Partners' capital:
Partners' accumulated capital                                                                823,517                 843,377
Accumulated other comprehensive loss                                                         (16,727)                (22,755)
                                                                                     ----------------------  ----------------------
   Total partners' capital                                                                   806,790                 820,622
                                                                                     ----------------------  ----------------------

   Total liabilities and partners' capital                                              $  3,657,737            $  3,561,080
                                                                                     ======================  ======================

                             See accompanying notes

                               INSIGHT MIDWEST, LP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                  (in thousands)

                                                                         Three months ended March 31,
                                                                         2002                    2001
                                                                 ----------------------  ----------------------

Revenue                                                             $    191,119            $    173,839

Operating costs and expenses:
   Programming and other operating costs                                  68,548                  61,992
   Selling, general and administrative                                    36,106                  32,525
   Management fees                                                         5,420                   4,939
   Non-recurring high-speed data service charges                           4,116                       -
   Depreciation and amortization                                          47,301                  85,770
                                                                 ----------------------  ----------------------
Total operating costs and expenses                                       161,491                 185,226
                                                                 ----------------------  ----------------------

Operating income (loss)                                                   29,628                 (11,387)

Other income (expense):
   Interest expense                                                      (44,586)                (47,755)
   Interest income                                                            50                     418
   Other                                                                       3                    (230)
                                                                 ----------------------  ----------------------
Total other expense, net                                                 (44,533)                (47,567)

Net loss before extraordinary item                                       (14,905)                (58,954)
Extraordinary loss from early extinguishment of debt                           -                 (10,315)
                                                                 ----------------------  ----------------------
Net loss                                                                 (14,905)                (69,269)
Accrual of preferred interests                                            (4,955)                 (4,766)
                                                                 ----------------------  ----------------------
Net loss attributable to common interests                           $    (19,860)           $    (74,035)
                                                                 ======================  ======================

                             See accompanying notes

                               INSIGHT MIDWEST, LP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                  (in thousands)

                                                                                 Three months ended March 31,
                                                                                2002                     2001
                                                                        ----------------------  ----------------------
Operating activities:
   Net loss                                                                $    (14,905)            $    (69,269)
   Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation and amortization                                               47,301                   85,770
     Extraordinary loss from early extinguishment of debt                             -                   10,315
     Provision for losses on trade accounts receivable                            2,594                    2,449
     Amortization of note discount                                                  185                      185
     Changes in operating assets and liabilities, net of the
     effect of acquisitions:
       Trade accounts receivable                                                  2,815                   (1,995)
       Launch fund receivable                                                     3,537                    4,969
       Prepaid expenses and other assets                                          7,627                    4,350
       Accounts payable                                                         (21,833)                 (10,723)
       Accrued expenses and other liabilities                                    10,512                   48,726
                                                                        ----------------------  ----------------------
   Net cash provided by operating activities                                     37,833                   74,777
                                                                        ----------------------  ----------------------

Investing activities:
   Purchase of fixed assets                                                     (45,443)                 (62,223)
   Purchase of intangible assets                                                    (40)                       -
   Purchase of cable television systems, net of cash acquired                    (8,822)                 (61,982)
                                                                        ----------------------  ----------------------
   Net cash used in investing activities                                        (54,305)                (124,205)
                                                                        ----------------------  ----------------------

Financing activities:
   Distributions of preferred interests                                          (7,000)                  (7,000)
   Proceeds from borrowings under credit facilities                              30,000                1,379,000
   Repayment of credit facilities                                                     -                 (654,900)
   Borrowings from parent under inter-company loan                              100,000                        -
   Repayment of debt associated with cable system transactions                        -                 (659,165)
   Principal payments on capital lease and other non-current
   liabilities                                                                     (335)                       -
   Debt issuance costs                                                                -                  (11,202)
                                                                        ----------------------  ----------------------
   Net cash provided by financing activities                                    122,665                   46,733
                                                                        ----------------------  ----------------------

Net increase (decrease) in cash and cash equivalents                            106,193                   (2,695)
Cash and cash equivalents, beginning of period                                   12,146                    5,735
                                                                        ----------------------  ----------------------
Cash and cash equivalents, end of period                                   $    118,339            $       3,040
                                                                        ======================  ======================

                             See accompanying notes

                               INSIGHT MIDWEST, LP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. ORGANIZATION AND BASIS OF PRESENTATION

We were formed in September 1999 to serve as the holding company and a financing vehicle for Insight Communications Company, Inc.'s ("Insight Inc.") cable television system joint venture with AT&T Broadband, LLC ("AT&T Broadband"). We are owned 50% by Insight Communications Company, L.P. ("Insight LP"), which is wholly owned by Insight Inc., and 50% by AT&T Broadband, through its indirect subsidiary TCI of Indiana Holdings, LLC ("TCI").

Through our wholly owned subsidiaries Insight Communications of Central Ohio, LLC ("Insight Ohio") and Insight Midwest Holdings, LLC ("Insight Midwest Holdings"), which wholly owns Insight Communications Midwest, LLC ("Insight Communications Midwest") and Insight Communications of Kentucky, L.P. ("Insight Kentucky"), we own and operate cable television systems in Indiana, Kentucky, Ohio, Illinois and Georgia which passed approximately 2.2 million homes and served approximately 1.3 million customers as of March 31, 2002. Insight LP is our general partner and effectively controls all our operating and financial decisions.

The accompanying consolidated financial statements include the accounts of Insight Ohio and Insight Midwest Holdings.

2. RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United Sates for complete financial statements.

In our opinion, the consolidated financial statements reflect all adjustments considered necessary for a fair statement of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature, except as described in Note 8. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002 or any other interim period.

Certain prior period amounts have been reclassified to conform to the current period presentation.

                               INSIGHT MIDWEST, LP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. ACCOUNTING FOR FRANCHISE FEES

We have historically recorded reimbursements of franchise fees from customers as an offset to franchise fee expense included as a component of selling, general and administrative expense. In November 2001, the Financial Accounting Standards Board concluded that reimbursements received from a customer should be reflected as revenues and not as a reduction of expenses. On March 12, 2002, the Securities Exchange Commission staff concluded that as a result of this guidance, it expected all cable television companies to present franchise fees in their statements of operations. Consequently, beginning January 1, 2002, we have presented reimbursements of franchise fees as revenues and franchise fee payments as expenses in the accompanying consolidated statements of operations. Additionally, we have adjusted the prior period amounts to reflect such presentation. The effect on the prior period statement of operations was to increase both revenue and selling, general and administrative costs by $5.7 million.

4. LONG-LIVED ASSETS

Fixed assets consisted of:

                                                                   March 31,           December 31,
                                                                     2002                  2001
                                                             --------------------------------------------
                                                                           (in thousands)

Land, buildings and improvements                             $           31,722    $           31,233
Cable system equipment                                                1,602,316             1,555,244
Furniture, fixtures and office equipment                                 14,007                13,893
                                                             --------------------------------------------
                                                                      1,648,045             1,600,370
Less accumulated depreciation and amortization                         (512,784)             (466,743)
                                                             --------------------------------------------
   Total fixed assets, net                                   $        1,135,261    $        1,133,627
                                                             ============================================

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which became effective for us beginning January 1, 2002. SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No.
30. The adoption of SFAS No. 144 had no impact on our consolidated financial position or results of operations.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which became effective for us beginning January 1, 2002 and changes the accounting for goodwill from an amortization method to an impairment only approach. In addition, the standard includes provisions, upon adoption, for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles.

                               INSIGHT MIDWEST, LP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. LONG-LIVED ASSETS (CONTINUED)

SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. The second step of the goodwill impairment test measures the amount of the impairment loss, if any, measured as of the beginning of the year of adoption, and must be completed by the end of our fiscal year. Based on our analysis, there was no impairment of goodwill upon the adoption of SFAS No. 142 on January 1, 2002.

Applying the effects of the adoption of SFAS No. 142 to the three-month period ended March 31, 2001, would have resulted in loss before extraordinary items of $11.2 million and net loss of $21.5 million. The reconciliation of reported net loss to pro forma net loss as adjusted for the effects of SFAS No. 142 for the three months ended March 31, 2001 is as follows (in thousands):

                                                                  Three Months Ended
                                                                    March 31, 2001
                                                             ------------------------------

Net loss as reported                                            $       (69,269)

Less amortization for:
     Franchise costs                                                     42,111
     Goodwill                                                             5,664
                                                             ------------------------------
   Pro forma net loss                                           $       (21,494)
                                                             ==============================

We recorded amortization expense of $1.3 million and $48.1 million for the three months ended March 31, 2002 and 2001. We estimate aggregate amortization expense to be approximately $5.2 million for each of the five succeeding fiscal years.

5. DEBT

Debt consisted of:

                                                                   March 31,           December 31,
                                                                     2002                  2001
                                                             --------------------------------------------
                                                                           (in thousands)

Insight Ohio Credit Facility                                    $        25,000       $        25,000
Note Payable to Insight LP                                              100,000                  -
Insight Midwest Holdings Credit Facility                              1,610,000             1,580,000
Insight Midwest 9 3/4% Senior Notes                                     200,000               200,000
Insight Midwest 10 1/2% Senior Notes                                    500,000               500,000
                                                             --------------------------------------------
                                                                      2,435,000             2,305,000
Less unamortized discount on notes                                       (6,453)               (6,638)
                                                             --------------------------------------------
     Total debt                                                 $     2,428,547       $     2,298,362
                                                             ============================================

                               INSIGHT MIDWEST, LP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. DEBT (CONTINUED)

Insight Midwest Holdings Credit Facility

Insight Midwest Holdings is party to a $1.75 billion credit facility. On March 25, 2002, we formally requested approval from the lenders of amendments to the leverage ratio covenant to allow Insight Midwest Holdings more flexibility and to increase the aggregate amount that can be distributed to us for the purpose of making investments in Insight Ohio. In addition, on March 28, 2002, we borrowed $100.0 million from Insight LP to address our future funding needs, $97.0 million of which was contributed to Insight Midwest Holdings in April 2002 for use in paying down the credit facility balance and $3.0 million of which was contributed to Insight Ohio on March 28, 2002. Pursuant to the credit facility amendments, Insight Midwest Holdings will be permitted to make distributions to us for the purpose of repaying this loan, subject to the satisfaction of certain financial debt covenants. This loan bears annual interest of 9%, has a scheduled maturity date of January 31, 2011 and permits prepayments. On April 18, 2002, the lenders approved these amendments to the credit facility.

Debt Principal Payments

As of March 31, 2002, principal payments required on our debt were as follows (in thousands):

            2002                                  $             -
            2003                                            5,000
            2004                                           80,000
            2005                                           81,250
            2006                                          106,750
            Thereafter                                  2,162,000
                                                 -------------------
                      Total                       $     2,435,000
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

As of March 31, 2002 and December 31, 2001, we had entered into various interest rate swap and collar agreements effectively fixing interest rates between 4.7% and 5.9%, plus the applicable margin, on $435.0 million and $500.0 million notional value of debt. The agreements outstanding as of March 31, 2002 expire July 2003. As of March 31, 2002, we had $2.3 million of accrued interest related to these agreements.

                               INSIGHT MIDWEST, LP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. COMPREHENSIVE LOSS

Comprehensive loss totaled $8.9 million and $80.9 million for the three months ended March 31, 2002 and 2001. Comprehensive loss for the three months ended March 31, 2001 included a $1.9 million transition adjustment loss representing the cumulative effect of adopting Statement of Financial Accounting Standards No. 133. We record the effective portion of interest rate swaps' gains or losses as accumulated other comprehensive income or loss in the accompanying consolidated balance sheets.

7. RELATED PARTY TRANSACTIONS

Programming

We purchase substantially all of our pay television and other programming from affiliates of AT&T Broadband. Charges for such programming were $31.0 million and $30.2 million for the three months ended March 31, 2002 and 2001. As of March 31, 2002 and December 31, 2001, $20.4 million and $10.3 million of accrued programming costs were due to affiliates of AT&T Broadband. We believe that the programming rates charged by the affiliates of AT&T Broadband are lower than those available from independent parties.

Telephony Agreements

In July 2000, to facilitate delivery of telephone services, we entered into a ten-year agreement with AT&T Broadband that allows us to deliver to our customers local telephone service under the AT&T Digital Phone brand. Under the terms of the agreement, we lease for a fee certain capacity on our network to AT&T Broadband. We provide certain services and support for which we receive additional payments. We began providing telephony services to a limited number of our customers in 2001. For the three months ended March 31, 2002 and 2001, revenue related to telephony services was $242,000 and $2,000. The capital required to deploy telephone services over our networks is shared, with AT&T Broadband responsible for switching and transport facilities. AT&T also pays us for installations, marketing and billing support that amounted to $1.2 million for the three months ended March 31, 2002.

Advertising Services

In October 1999, to facilitate the administration of our advertising services in our Kentucky Systems, we entered into an agreement expiring on January 1, 2004 with TCI Media Services LLC ("TCI Media Services"), a subsidiary of AT&T Corp., which provides for TCI Media Services to perform all of our Kentucky advertising sale and related administrative services. For the three months ended March 31, 2002 and 2001, we received advertising revenues from TCI Media Services derived from our Kentucky Systems of $3.3 million and $2.3 million. As of March 31, 2002 and December 31, 2001, we had $6.9 million recorded as a receivable due from TCI Media Services included in prepaid and other current assets. We pay TCI Media Services a fixed and variable fee based on advertising sales cash flow growth or providing this service. As of March 31, 2002 and December 31, 2001, we had $249,000 and $666,000 recorded as payables to TCI Media Services related to such services.

                               INSIGHT MIDWEST, LP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. AT HOME CORPORATION

Non-recurring high-speed data service charges were incurred through February 28, 2002 as a result of payments made to At Home Corporation ("@Home"), the former provider of high-speed data services for all of our systems, except for those located in Ohio. On September 28, 2001, @Home filed for protection under Chapter 11 of the Bankruptcy Code. For the purpose of continuing service to existing customers and to resume the provisioning of service to new customers, we entered into an interim service arrangement that required that we pay $10.0 million to @Home to extend service for three months through February 28, 2002. As a result of this arrangement we incurred approximately $4.1 million in excess of our original agreed-to cost for such services rendered during the three months ended March 31, 2002.

9. COMMITMENTS AND CONTINGENCIES

Programming Contracts

We enter into long-term contracts with third parties who provide us with programming for distribution over our cable television systems. These programming contracts are a significant part of our business and represent a substantial portion of our operating costs. Since future fees under such contracts are based on numerous variables, including number and type of customers, we have not recorded any liabilities with respect to such contracts.

Litigation

The prior owners of the Kentucky systems have named insight Kentucky and certain prior owners of the Kentucky Systems in class actions regarding the pass-through of state and local property tax charges to customers. The plaintiffs seek monetary damages and the enjoinment of the collection of such taxes. We have reached an agreement in principle with the plaintiffs to settle these lawsuits. Such settlement is awaiting the execution of definitive documentation and a determination of fairness by the respective courts where these matters were filed.

We have filed a state court action against the City of Louisville for its grant of more favorable franchises to Knology, Inc. ("Knology") and TotaLink of Kentucky, LLC. Our commencement of this action automatically suspended these franchises pending a court determination. In November 2000, Knology filed a federal court action against us seeking unspecified monetary damages and other relief for alleged violations of federal laws arising out of our having filed, pursuant to the provisions of our own franchise from the City, the state court action. In March 2001, the federal court preliminarily set aside the state court suspension of Knology's franchise. We believe we have substantial and meritorious defenses to the asserted federal claims and intend to defend it vigorously. Consequently, we have not recorded any loss reserves in the accompanying financial statements.

We are subject to various legal proceedings that arise in the ordinary course of business. While it is impossible to determine with certainty the ultimate outcome of these matters, it is our opinion that the resolution of these matters will not have a material adverse affect on our consolidated financial condition.

                              INSIGHT CAPITAL, INC.
                                 BALANCE SHEETS
                                 (in thousands)

                                                                              March 31,                December 31,
                                                                                2002                       2001
                                                                        -----------------------   -----------------------
                                                                             (unaudited)
Assets
Cash                                                                       $          1              $          1
Deferred financing costs, net                                                    11,638                    12,004
                                                                        -----------------------   -----------------------
   Total assets                                                            $     11,639              $     12,005
                                                                        =======================   =======================

Liabilities and shareholders' deficit
Accrued interest                                                           $     31,625              $     13,625
                                                                        -----------------------   -----------------------
   Total current liabilities                                                     31,625                    13,625

Senior notes, to be paid by Insight Midwest, LP                                 693,547                   693,362
                                                                        -----------------------   -----------------------
   Total liabilities                                                            725,172                   706,987

Shareholders' deficit:
 Common stock; $.01 par value; 1,000 shares authorized, issued and
   outstanding                                                                        -                         -
Paid-in-capital                                                                       1                         1
In-substance allocation of proceeds related to senior notes to be
   paid by Insight Midwest                                                     (586,430)                 (586,430)
Accumulated deficit                                                            (127,104)                 (108,553)
                                                                        -----------------------   -----------------------
   Total shareholders' deficit                                                 (713,533)                 (694,982)
                                                                        -----------------------   -----------------------
   Total liabilities and shareholders' deficit                             $     11,639              $     12,005
                                                                        =======================   =======================

                             See accompanying notes

                             INSIGHT CAPITAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)
                                  (in thousands)

                                                                  Three months ended March 31,
                                                                2002                       2001
                                                      -----------------------------------------------------
Expenses:

Amortization                                              $        (366)            $        (366)
Interest expense                                                (18,185)                  (18,185)
                                                      -----------------------------------------------------
   Net loss                                               $     (18,551)            $     (18,551)
                                                      =====================================================

                             See accompanying notes

                              INSIGHT CAPITAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                   Three months ended March 31,
                                                                                  2002                      2001
                                                                        ----------------------------------------------------
Cash flows from operating activities:

Net loss                                                                   $       (18,551)          $       (18,551)
Adjustments to reconcile net loss to net cash provided by operating activities:
     Amortization                                                                      366                       366
     Interest expense assumed by affiliate                                          18,185                    18,185
                                                                        ----------------------------------------------------

Net cash provided by operating activities                                                -                         -
                                                                        ----------------------------------------------------

Net change in cash                                                                       -                         -
Cash, beginning of period                                                                1                         1
                                                                        ----------------------------------------------------
Cash, end of period                                                        $             1           $             1
                                                                        ====================================================

                             See accompanying notes

                              INSIGHT CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Insight Capital, Inc. (the "Company"), a Delaware corporation, was formed on September 23, 1999, for the sole purpose of being a co-issuer with Insight Midwest, L.P. ("Insight Midwest") of senior notes which allows certain investors the ability to be holders of the debt. The Company has no operations. The outstanding shares of the Company are owned by Insight Midwest.

2. RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

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

In management's opinion, the financial statements reflect all adjustments considered necessary for a fair statement of the financial position as of the interim dates presented. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the 9 3/4% Senior Notes as of March 31, 2002 and December 31, 2001 was $209.3 million and $210.0 million, respectively. The fair value of the 10 1/2% Senior Notes as of March 31, 2002 and December 31, 2001 was $541.9 million and $540.0 million, respectively.

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

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2001, as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Examples of these risks include our history and expectation of future net losses, our substantial debt, increasing programming costs and competition. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this quarterly report could have a material adverse effect on our business, operating results and financial condition.

RESULTS OF OPERATIONS

A substantial portion of our revenues are earned from customer fees for cable television programming services including premium, digital and pay-per-view services and ancillary services, such as rental of converters and remote control devices, installations and from selling advertising. In addition, we earn revenues from providing high-speed data and telephone services as well as from commissions for products sold through home shopping networks.

We have historically recorded reimbursements of franchise fees from customers as an offset to franchise fee expense included as a component of selling, general and administrative expense. In November 2001, the Financial Accounting Standards Board concluded that reimbursements received from a customer should be reflected as revenues and not as a reduction of expenses. On March 12, 2002, the Securities Exchange Commission staff concluded that as a result of this guidance, it expected all cable television companies to present franchise fees in their statements of operations. Consequently, beginning January 1, 2002, we have presented reimbursements of franchise fees as revenues and franchise fee payments as expenses in the accompanying consolidated statements of operations. Additionally, we have adjusted the prior period amounts to reflect such presentation. The effect on the prior period statement of operations was to increase both revenue and selling, general and administrative costs by $5.7 million.

One of the principal reasons for our net loss through December 31, 2001 include depreciation and amortization associated with our acquisitions and capital expenditures related to construction and upgrading of our systems, and interest costs on borrowed money. Beginning January 1, 2002, we no longer record amortization expense associated with goodwill and indefinite lived intangible assets; however, we expect to continue to report net losses for the foreseeable future. We cannot predict what impact, if any, continued losses will have on our ability to finance our operations in the future.

The following table is derived for the periods presented from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations:

                                                                        Three Months Ended March 31,
                                                                        2002                     2001
                                                                ---------------------    ---------------------
                                                                               (in thousands)

Revenue                                                           $   191,119              $   173,839
Operating costs and expenses:
     Programming and other operating costs                             68,548                   61,992
     Selling, general and administrative                               36,106                   32,525
     Management fees                                                    5,420                    4,939
     Non-recurring high-speed data service charges                      4,116                        -
     Depreciation and amortization                                     47,301                   85,770
                                                                ---------------------    ---------------------
Total operating costs and expenses                                    161,491                  185,226
                                                                ---------------------    ---------------------
Operating income (loss)                                                29,628                  (11,387)
EBITDA                                                                 76,932                   74,153
Interest expense                                                       44,586                   47,755
Net loss                                                              (14,905)                 (69,269)
Net cash provided by operating activities                              37,833                   74,777
Net cash used in investing activities                                  54,305                  124,205
Net cash provided by financing activities                             122,665                   46,733

EBITDA represents earnings before interest, taxes, depreciation and amortization and extraordinary items. We believe that EBITDA is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with accounting principles generally accepted in the United States. Refer to our consolidated financial statements, including our consolidated statements of cash flows, which appear elsewhere in this report.

The following calculations of EBITDA are not necessarily comparable to similarly titled amounts of other companies:

                                                                        Three Months Ended March 31,
                                                                        2002                     2001
                                                                ---------------------    ---------------------
                                                                               (in thousands)

Net loss                                                            $ (14,905)               $ (69,269)
Adjustments:
     Interest expense                                                  44,586                   47,755
     Interest income                                                      (50)                    (418)
     Depreciation and amortization                                     47,301                   85,770
     Extraordinary loss from early extinguishment of debt,
       net of tax                                                           -                   10,315
                                                                ---------------------    ---------------------
EBITDA                                                              $  76,932                 $ 74,153
                                                                =====================    =====================

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Revenue increased $17.3 million or 10.0% to $191.1 million for the three months ended March 31, 2002 from $173.8 million for the three months ended March 31, 2001. The increase in revenue was primarily the result of gains in our high-speed data and digital services with revenue increases over the prior year quarter of 79.9% and 62.1%. In addition, our basic cable service revenue increased $5.5 million or 4.7% primarily due to basic cable rate increases that took effect in the second quarter of 2001 and 1.0% internal basic customer growth during the quarter.

Revenue by service offering were as follows for the three months ended March 31 (in thousands):

                               2002                                 2001
                            Revenue by         % of Total        Revenue by       % of Total
                         Service Offering        Revenue     Service Offering       Revenue
                        ------------------- --------------  ------------------ -------------
Basic                   $       122,306             64.0%   $       116,788            67.2%
Premium                          14,838              7.8%            15,005             8.6%
Pay-per-view                        539               .3%             1,286              .7%
Digital                          15,431              8.1%             9,520             5.5%
Advertising sales                11,531              6.0%             9,599             5.5%
Data services                    11,652              6.1%             6,476             3.7%
Franchise fees                    6,389              3.3%             5,689             3.3%
Other                             8,433              4.4%             9,476             5.5%
                        ------------------  --------------  -----------------  -------------

Total                   $       191,119            100.0%   $       173,839           100.0%
                        ==================  ==============  =================  =============

RGUs (Revenue Generating Units) were approximately 1,689,900 as of March 31, 2002 compared to approximately 1,540,700 as of March 31, 2001 after giving pro forma effect to acquisitions occurring subsequent to March 31, 2001. This represents an annualized growth rate of 9.7%. RGUs represent the sum of basic and digital video, high-speed data and telephone customers.

Average monthly revenue per basic customer was $49.18 for the three months ended March 31, 2002 compared to $45.29 for the three months ended March 31, 2001 primarily reflecting the continued successful rollout of new product offerings in the Indiana, Kentucky and Ohio markets. Average monthly revenue per basic customer for high-speed data and interactive digital video increased to $6.97 for the three months ended March 31, 2002 from $4.17 for the three months ended March 31, 2001.

Programming and other operating costs increased $6.6 million or 10.6% to $68.5 million for the three months ended March 31, 2002 from $62.0 million for the three months ended March 31, 2001. The increase in programming and other operating costs was primarily the result of increased programming rates for our classic and digital service as well as for additional programming added in rebuilt systems.

Selling, general and administrative expenses increased $3.6 million or 11.0% to $36.1 million for the three months ended March 31, 2002 from $32.5 million for the three months ended March 31, 2001. The increase in selling, general and administrative expense was primarily the result of increased employee compensation and other related expenses offset by a decrease in marketing.

Non-recurring high-speed data service charges were incurred through February 28, 2002 as a result of payments made to At Home Corporation ("@Home"), the former provider of high-speed data services for all of our systems, except for those located in Ohio. On September 28, 2001, @Home filed for protection under Chapter 11 of the Bankruptcy Code. For the purpose of continuing service to existing customers and to resume the provisioning of service to new customers, we entered into an interim service arrangement that required us to pay $10.0 million to @Home to extend service for three months through February 28, 2002. As a result of this arrangement we incurred approximately $4.1 million in excess of our original agreed-to cost for such services rendered during the three months ended March 31, 2002.

Management fees are directly related to revenue as these fees are calculated as approximately 3.0% of gross revenues.

Depreciation and amortization expense decreased $38.5 million or 44.9% to $47.3 million for the three months ended March 31, 2002 from $85.8 million for the three months ended March 31, 2001. The decrease in depreciation and amortization expense was primarily the result of ceasing the amortization of goodwill and indefinite lived intangible assets associated with the adoption of SFAS No. 142, effective January 1, 2002, partially offset by capital expenditures made to rebuild the existing cable equipment.

EBITDA increased $2.8 million or 3.7% to $76.9 million for the three months ended March 31, 2002 from $74.2 million for the three months ended March 31, 2001 primarily due to increased digital and high-speed data revenue partially offset by increases in programming and other operating costs and selling, general and administrative costs.

Interest expense decreased $3.2 million or 6.6% to $44.6 million for the three months ended March 31, 2002 from $47.8 million for the three months ended March 31, 2001. The decrease is the result of lower average interest rates partially offset by higher average debt balances.

For the three months ended March 31, 2002, the net loss was $14.9 million primarily for the reasons set forth above.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires cash for operations, debt service, capital expenditures and acquisitions. The cable television business has substantial on-going capital requirements for the construction, expansion and maintenance of its broadband networks. Expenditures have primarily been used to upgrade our existing cable network, and in the future will be used for network extensions, new services, converters and network upgrades. Historically, we have been able to meet our cash requirements with cash flow from operations, borrowings under our credit facilities and issuances of private and public debt.

Cash provided by operations for the three months ended March 31, 2002 and 2001 was $37.8 million and $74.8 million. The decrease was primarily attributable to the timing of cash receipts and payments related to working capital accounts.

Cash used in investing activities for the three months ended March 31, 2002 and 2001 was $54.3 million and $124.2 million. The decrease was primarily attributable to no significant acquisitions of cable television systems and reduced capital expenditures in 2002.

Cash provided by financing activities for the three months ended March 31, 2002 and 2001 was $122.7 million and $46.7 million. The increase was primarily attributable to an inter-company loan of $100.0 million from Insight Inc. occurring on March 28, 2002.

For the three months ended March 31, 2002 and 2001, we spent $45.4 million and $62.2 million in capital expenditures largely to support our plant rebuild in Illinois which is estimated to be substantially completed by year-end, telephone deployment and success-based capital including interactive digital expansion.

On April 18, 2002, we entered into an amendment to the Insight Midwest Holdings credit facility which delayed by six months the scheduled reduction to the leverage ratio covenant to allow Insight Midwest Holdings more financing flexibility, and increased the aggregate amount that can be distributed to us for the purpose of making investments in Insight Ohio. Previously, on March 28, 2002, Insight LP loaned $100.0 million to us to address our future funding needs, $97.0 million of which was contributed to Insight Midwest Holdings on April 18, 2002 for use in paying down the credit facility balance and $3.0 million of which was contributed to Insight Ohio on March 28, 2002. Pursuant to the credit facility amendments, Insight Midwest Holdings will be permitted to make distributions to us for the purpose of repaying this loan, subject to the satisfaction of certain financial debt covenants. This loan bears annual interest of 9%, has a scheduled maturity date of January 31, 2011 and permits prepayments.

We have a substantial amount of debt. Our high level of debt could have important consequences for you. Our principal source of cash we need to pay our obligations and to repay the principal amount of our debt obligations is the cash that our subsidiaries generate from their operations and their borrowings. We believe that the Midwest Holdings Credit Facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan. To the extent our financial covenants permit, we intend to continue to draw upon the $140.0 million of unused availability under the Midwest Holdings Credit Facility to fund any shortfall resulting from the inability of our cash from operations to fund our capital expenditures, meet our debt service requirements or otherwise fund our operations.

The following table summarizes our contractual obligations, excluding commitments for programming, as of March 31, 2002, including periods in which the related payments are due (in thousands):

                                                           2003              2005
                                         2002            to 2004            to 2006          Thereafter           Total
                                    ----------------------------------------------------------------------------------------

Long-term debt                        $         -      $    85,000       $   188,000      $    2,162,000    $    2,435,000
Capital leases                                554            1,476             1,576               3,996             7,602
Operating leases                            1,990            4,001             1,733               1,361             9,085
Preferred interests                         7,000           35,193           175,387              66,659           284,239
                                    -----------------------------------------------------------------------------------------
  Total cash obligations              $     9,544      $   125,670       $   366,696       $   2,234,016    $    2,735,926
                                    =========================================================================================

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our revolving credit and term loan agreements bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. In order to manage our exposure to interest rate risk, we enter into derivative financial instruments, typically interest rate swaps and collars. The counter-parties to our swap and collar agreements are major financial institutions. As of March 31, 2002, our interest rate swap and collar agreements expire in July 2003.

The fair market value and carrying value of our 9 3/4% senior notes and 10 1/2% senior notes was $751.1 million and $693.5 million as of March 31, 2002. The fair market value of our credit facility borrowings approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest. As of March 31, 2002, the estimated fair value (cost if terminated) of our interest rate swap and collar agreements was approximately $(16.7) million, which represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices and is reflected in our financial statements as other non-current liabilities. Changes in the fair value of derivative financial instruments are either recognized in income or in partners' capital as a component of other comprehensive loss depending on whether the derivative financial instruments qualify for hedge accounting.

As of March 31, 2002, we had entered into interest rate swaps that approximated $435.0 million, or 26.6%, of our borrowings under all of our credit facilities. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $12.0 million.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

         10.1 Amendment No. 1 to Credit Agreement and Amendment No. 1 to Guarantee Agreement, dated as of April 18, 2002, among Insight Midwest Holdings, LLC, several banks and financial institutions or entities, and The Bank of New York, as Administrative Agent.

(b) Reports on Form 8-K:

               None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2002                         INSIGHT MIDWEST, LP

                                            By: /s/ Dinesh C. Jain
                                            -----------------------------------
                                            Dinesh C. Jain
                                            Senior Vice President and Chief
                                            Financial Officer
                                            (Principal Financial Officer)