Form 10-Q
period 2002-09-30
INSIGHT CAPITAL INC; INSIGHT MIDWEST LP
filed 2002-11-14
CIK 1110456, 1110458

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

Commission file numbers	333-33540
333-33540-1

INSIGHT MIDWEST, L.P.
INSIGHT CAPITAL, INC.
(Exact name of registrants as specified in their charters)

Delaware	13-4079232
Delaware	13-4079679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Nos.)

810 7th Avenue New York, New York	10019
(Address of principal executive offices)	(Zip code)

Registrants’ telephone number, including area code: 917-286-2300

          Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

          Indicate the number of shares outstanding of each of the registrants’ classes of common stock, as of the latest practicable date.

Insight Midwest, L.P.	– Not Applicable
Insight Capital, Inc.	– Not Applicable

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

INSIGHT MIDWEST L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2002	December 31, 2001

	(unaudited)
Assets
Cash and cash equivalents	$4,019	$12,146
Trade accounts receivable, net of allowance for doubtful accounts of $1,661 and $2,818 as of September 30, 2002 and December 31, 2001	17,957	22,918
Launch funds receivable	7,173	12,980
Prepaid expenses and other assets	10,962	20,647

Total current assets	40,111	68,691
Fixed assets, net	1,167,296	1,133,627
Goodwill	15,198	15,198
Franchise costs	2,325,974	2,319,688
Deferred financing costs, net of accumulated amortization of $6,093 and $3,885 as of September 30, 2002 and December 31, 2001	23,620	23,876

Total assets	$3,572,199	$3,561,080

Liabilities and partners’ capital
Accounts payable	$21,512	$66,712
Accrued expenses and other liabilities	18,912	21,225
Accrued property taxes	17,901	11,030
Accrued programming costs	25,568	24,287
Deferred revenue	6,713	8,673
Interest payable	39,240	21,940
Debt – current portion	3,750	—
Preferred interest distribution payable	1,750	5,250
Due to affiliates	21,342	22,040

Total current liabilities	156,688	181,157
Deferred revenue	7,092	12,262
Debt	2,386,167	2,298,362
Other non-current liabilities	59,731	62,964

Total liabilities	2,609,678	2,554,745
Commitments and contingencies
Preferred interests	190,220	185,713
Partners’ capital:
Partners’ accumulated capital	791,980	843,377
Accumulated other comprehensive loss	(19,679)	(22,755)

Total partners’ capital	772,301	820,622

Total liabilities and partners’ capital	$3,572,199	$3,561,080

See accompanying notes

INSIGHT MIDWEST, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Revenue	$203,768	$182,867	$593,772	$537,546
Operating costs and expenses:
Programming and other operating costs	68,927	65,309	205,898	192,337
Selling, general and administrative	37,855	33,415	110,561	100,721
Management fees	6,365	5,291	17,435	15,382
Non-recurring high-speed data service charges	—	—	4,116	—
Depreciation and amortization	61,227	91,669	156,865	266,739

Total operating costs and expenses	174,374	195,684	494,875	575,179

Operating income (loss)	29,394	(12,817)	98,897	(37,633)
Other income (expense):
Interest expense	(47,636)	(45,666)	(135,481)	(140,310)
Interest income	36	182	134	736
Other	36	(52)	60	(588)

Total other expense, net	(47,564)	(45,536)	(135,287)	(140,162)
Net loss before extraordinary item	(18,170)	(58,353)	(36,390)	(177,795)
Extraordinary loss from early extinguishment of debt	—	—	—	(10,315)

Net loss	(18,170)	(58,353)	(36,390)	(188,110)
Accrual of preferred interests	(5,050)	(4,848)	(15,007)	(14,421)

Net loss attributable to common interests	$(23,220)	$(63,201)	$(51,397)	$(202,531)

See accompanying notes

INSIGHT MIDWEST, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended September 30,

	2002	2001

Operating activities:
Net loss	$(36,390)	$(188,110)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	156,865	266,739
Extraordinary loss from early extinguishments of debt	—	10,315
Provision for losses on trade accounts receivable	10,091	8,827
Amortization of note discount	555	554
Changes in operating assets and liabilities, net of the effects of acquisitions:
Trade accounts receivable	(5,021)	(14,168)
Launch fund receivable	5,807	8,519
Prepaid expenses and other assets	9,714	(7,805)
Accounts payable	(45,200)	4,030
Accrued expenses and other liabilities	15,804	36,098

Net cash provided by operating activities	112,225	124,999

Investing activities:
Purchase of fixed assets	(185,660)	(228,582)
Purchase of intangible assets	(235)	—
Purchase of cable television systems, net of cash acquired	(8,822)	(61,982)

Net cash used in investing activities	(194,717)	(290,564)

Financing activities:
Distributions of preferred interests	(14,000)	(14,000)
Proceeds from borrowings under credit facilities	86,000	1,527,000
Repayments of credit facilities	(95,000)	(654,900)
Borrowings from parent under inter-company loan	100,000	—
Repayment of debt in connection with cable system transactions	—	(659,165)
Principal payments on capital leases and other non-current liabilities	(683)	(46)
Debt issuance costs	(1,952)	(11,202)

Net cash provided by financing activities	74,365	187,687

Net increase (decrease) in cash and cash equivalents	(8,127)	22,122
Cash and cash equivalents, beginning of period	12,146	5,735

Cash and cash equivalents, end of period	$4,019	$27,857

See accompanying notes

INSIGHT MIDWEST, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

We were formed in September 1999 to serve as the holding company and a financing vehicle for Insight Communications Company, Inc.’s (“Insight Inc.”) cable television system joint venture with AT&T Broadband, LLC (“AT&T Broadband”).  We are owned 50% by Insight Communications Company, L.P. (“Insight LP”), which is wholly owned by Insight Inc., and 50% by AT&T Broadband, through its indirect subsidiary TCI of Indiana Holdings, LLC (“TCI”).

AT&T Broadband has agreed with Comcast Corporation to merge their respective cable systems and certain other assets into a new combined company to be known as AT&T Comcast Corporation. The transaction will not result in any direct change in our ownership structure, and upon its completion Insight LP will continue to serve as the general partner of us and as the manager of all of our systems.

Through our wholly owned subsidiaries Insight Communications of Central Ohio, LLC (“Insight Ohio”) and Insight Midwest Holdings, LLC (“Insight Midwest Holdings”), which wholly owns Insight Communications Midwest, LLC (“Insight Communications Midwest”) and Insight Communications of Kentucky, L.P. (“Insight Kentucky”), we own and operate cable television systems in Indiana, Kentucky, Ohio, Illinois and Georgia which passed approximately 2.2 million homes and served approximately 1.3 million customers as of September 30, 2002.  Insight LP is our general partner and effectively controls all our operating and financial decisions.

The accompanying consolidated financial statements include the accounts of Insight Ohio and Insight Midwest Holdings.

On September 30, 2002, Insight Communications Midwest signed an agreement with InterMedia Partners Southeast (“IPSE”), an affiliate of AT&T Broadband, to exchange its Griffin, Georgia cable television systems, including approximately 13,000 customers, plus $25.0 million for certain cable television systems currently managed by Insight LP located in New Albany, Indiana and Shelbyville, Kentucky, together including approximately 23,000 customers.  Additionally, pursuant to the agreement, Insight Communications Midwest will receive a closing credit equal to the amount by which its out-of-pocket costs for the rebuild and upgrade of the Griffin, Georgia system exceeds $7.1 million or, alternatively, IPSE will receive a credit for the amount by which such costs are less than $7.1 million.

This system exchange, which is tentatively scheduled to close in the first quarter of 2003 or earlier, subject to regulatory approval, will be accounted for as a sale of Insight Communications Midwest’s Griffin, Georgia systems and a purchase of the New Albany, Indiana and Shelbyville, Kentucky systems.  In connection with this system exchange, Insight Communications Midwest will record a gain or loss equal to the difference between the fair value and carrying value of the Griffin, Georgia systems on the closing date.  The purchase price of the New Albany, Indiana and Shelbyville, Kentucky systems will be allocated to such cable television systems’ assets acquired in relation to their fair values with any excess being allocated to franchise costs.

INSIGHT MIDWEST, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In our opinion, the consolidated financial statements reflect all adjustments considered necessary for a fair statement of the consolidated results of operations and financial position for the interim periods presented.  All such adjustments are of a normal recurring nature, except as described in Note 9.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002 or any other interim period.

3. Recent Accounting Pronouncements

In May 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections”.  SFAS No. 145 eliminates the requirement under SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, to report gains and losses from extinguishments of debt as extraordinary items in the income statement.  Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”.  Upon adoption of this pronouncement, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of APB Opinion No. 30 for such classification should be reclassified to conform with the provisions of SFAS No. 145.  Accordingly, upon adoption of this pronouncement on January 1, 2003, we expect to reclassify a loss from early extinguishment of debt of $10.3 million recorded during the three months ended March 31, 2001, to results from continuing operations.

INSIGHT MIDWEST, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Accounting for Franchise Fees

Under our franchise agreements, we are obligated to pay to local franchising authorities up to 5% of our gross revenue derived from providing cable and other services the majority of which are passed through to customers.  We have historically recorded revenue net of franchise fees charged to our customers.  Staff announcement D-103, issued by the FASB in November 2001, specifies that reimbursements received from a customer should be reflected as revenues and not as a reduction of expenses.  This staff announcement applies to financial reporting periods beginning after December 15, 2001.  Upon application of this staff announcement, comparative financial statements for prior periods are required to be reclassified to comply with the guidance in this staff announcement.  Consequently, we have reclassified the amounts in the prior period accompanying consolidated statements of operations to reflect franchise fees on a gross basis with reimbursements as revenue and payments as expense.  The effect on the prior period statements of operations was to increase both revenue and selling, general and administrative costs by $6.1 million for the three months ended September 30, 2001 and $17.7 million for the nine months ended September 30, 2001.

In addition, certain other prior period amounts have been reclassified to conform to the current period presentation.

5. Long-Lived Assets

Fixed assets consisted of:

	September 30, 2002	December 31, 2001

	(in thousands)
Land, buildings and improvements	$32,117	$31,233
Cable system equipment	1,741,733	1,555,244
Furniture, fixtures and office equipment	14,504	13,893

	1,788,354	1,600,370
Less accumulated depreciation and amortization	(621,058)	(466,743)

Total fixed assets, net	$1,167,296	$1,133,627

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which became effective for us beginning January 1, 2002 and changed the accounting for goodwill and franchise costs from an amortization method to an impairment only approach.  In addition, the standard includes provisions, upon adoption, for the reclassification of certain existing recognized intangibles to goodwill and franchise costs, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and franchise costs and the testing for impairment of existing goodwill and franchise costs.

INSIGHT MIDWEST, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Long-Lived Assets (continued)

SFAS No. 142 requires that goodwill and franchise costs be tested annually for impairment using a two-step process.  The first step is to identify a potential impairment that, in transition, was performed as of January 1, 2002.  The second step of the transitional impairment test measures the amount of the impairment loss, if any, and must be completed by December 31, 2002.  Based on our analysis, there was no impairment of goodwill or franchise costs upon the adoption of SFAS No. 142 on January 1, 2002.  We will be performing this two-step annual impairment test on October 1 of each succeeding year beginning with October 1, 2002.

Applying the effects of the adoption of SFAS No. 142 to the three and nine month periods ended September 30, 2001, would have resulted in loss before extraordinary items of $(10.6) million and $(34.5) million and net loss of $(10.6) million and $(44.8) million.  The reconciliation of reported net loss to pro forma net loss adjusted for the effects of SFAS No. 142 for the three and nine months ended September 30, 2001 is as follows (in thousands):

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001

Net loss as reported	$(58,353)	$(188,110)
Less amortization for:
Franchise costs	42,111	126,333
Goodwill	5,664	16,992

Pro forma net loss	$(10,578)	$(44,785)

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which became effective for us beginning January 1, 2002.  SFAS No. 144 supersedes FASB Statement No. 121, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30.  The adoption of SFAS No. 144 had no impact on our consolidated financial position or results of operations.

We recorded amortization expense of $210,000 and $2.8 million for the three and nine months ended September 30, 2002 and $48.4 million and $145.3 million for the three and nine months ended September 30, 2001.  We estimate aggregate amortization expense to be approximately $3.0 million for each of the five succeeding fiscal years.

INSIGHT MIDWEST, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Debt

Debt consisted of:

	September 30, 2002	December 31, 2001

	(in thousands)
Insight Ohio Credit Facility	$25,000	$25,000
Note Payable to Insight Inc.	100,000	—
Insight Midwest Holdings Credit Facility	1,571,000	1,580,000
Insight Midwest 9¾% Senior Notes	200,000	200,000
Insight Midwest 10½% Senior Notes	500,000	500,000

	2,396,000	2,305,000
Less unamortized discount on notes	(6,083)	(6,638)

Total debt	$2,389,917	$2,298,362

Insight Midwest Holdings Credit Facility

Insight Midwest Holdings is party to a $1.75 billion credit facility.  On March 25, 2002, we formally requested approval from the lenders of amendments to the leverage ratio covenant to allow Insight Midwest Holdings more flexibility and to increase the aggregate amount that can be distributed to us for the purpose of making investments in Insight Ohio.  In addition, on March 28, 2002, we borrowed $100.0 million from Insight Inc. to lower its effective interest rates, $97.0 million of which was contributed to Insight Midwest Holdings in April 2002 for use in paying down the credit facility balance and in funding financing costs associated with the amendments, and $3.0 million of which was contributed to Insight Ohio on March 28, 2002.  Pursuant to the credit facility amendments, Insight Midwest Holdings is permitted to make distributions to us for the purpose of repaying this loan provided that the leverage ratio is less than 4.25 and there are no defaults existing under the credit facility.  This loan bears annual interest of 9%, has a scheduled maturity date of January 31, 2011 and permits prepayments.  On April 18, 2002, the lenders approved these amendments to the credit facility.

On June 6, 2002, a further amendment to the credit facility was entered into which permits distributions by Insight Midwest Holdings to us for the purpose of repaying the $100.0 million loan from Insight Inc., without regard to the minimum leverage ratio requirement.  This amendment will become effective if, by no later than December 31, 2002, we complete a debt offering of at least $175.0 million and contribute the proceeds to Insight Midwest Holdings.

INSIGHT MIDWEST, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Debt (continued)

Debt Principal Payments

As of September 30, 2002, principal payments required on our debt were as follows (in thousands):

2002	$—
2003	5,000
2004	80,000
2005	81,250
2006	97,750
Thereafter	2,132,000

Total	$2,396,000

Interest Rate Swap and Collar Agreements

We enter into interest-rate swap and collar agreements to modify the interest characteristics of our outstanding debt from a floating rate to a fixed rate basis.  These agreements involve the payment of fixed rate amounts in exchange for floating rate interest receipts over the life of the agreement without an exchange of the underlying principal amount.  The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense related to the debt.  The related amount payable or receivable is included in other liabilities or assets.

As of September 30, 2002 and December 31, 2001, we had entered into various interest rate swap and collar agreements with a fair value of $19.7 million and $22.8 million, included in other liabilities, effectively fixing interest rates between 4.7% and 5.9%, plus the applicable margin, on $435.0 million and $500.0 million notional value of debt.  Of the agreements outstanding as of September 30, 2002, $285.0 million expire in July 2003 and $150.0 million expire in August 2004.  As of September 30, 2002, we had $2.5 million of accrued interest related to these agreements.

7. Comprehensive Loss

Comprehensive loss totaled $20.0 million and $33.3 million for the three and nine months ended September 30, 2002 and $70.8 million and $215.0 million for the three and nine months ended September 30, 2001.  Comprehensive loss for the nine months ended September 30, 2001 included a $1.9 million transition adjustment loss representing the cumulative effect of adopting SFAS No. 133.  We record the effective portion of interest rate swaps’ gains or losses as accumulated other comprehensive income or loss in the accompanying consolidated balance sheets.

INSIGHT MIDWEST, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Related Party Transactions

Programming

We purchase substantially all of our pay television and other programming from affiliates of AT&T Broadband.  Charges for such programming, including a 1½% administrative fee, were $33.1 million and $97.3 million for the three and nine months ended September 30, 2002 and $26.5 million and $81.6 million for the three and nine months ended September 30, 2001.  As of September 30, 2002 and December 31, 2001, $11.1 million and $10.3 million of accrued programming costs were due to affiliates of AT&T Broadband.  We believe that the programming rates charged by the affiliates of AT&T Broadband are lower than those available from independent parties.

Telephony Agreements

In July 2000, to facilitate delivery of telephone services, we entered into a ten-year agreement with AT&T Broadband that allows us to deliver to our customers local telephone service under the AT&T Digital Phone brand.  Under the terms of the agreement, we lease for a fee certain capacity on our network to AT&T Broadband.  We provide certain services and support for which we receive additional payments.  We began providing telephony services to a limited number of our customers in 2001.  Revenue related to telephony services was $624,000 and $1.2 million for the three and nine months ended September 30, 2002 and $53,000 and $58,000 for the three and nine months ended September 30, 2001.  The capital required to deploy telephone services over our networks is shared, with AT&T Broadband responsible for switching and transport facilities.  AT&T also pays us for installations, marketing and billing support that amounted to $2.0 million and $4.8 million for the three and nine months ended September 30, 2002 and $458,000 and $631,000 for the three and nine months ended September 30, 2001.

Advertising Services

In October 1999, to facilitate the administration of our advertising services in our Kentucky Systems, we entered into an agreement expiring on January 1, 2004 with TCI Media Services LLC (“TCI Media Services”), a subsidiary of AT&T Corp., which provides for TCI Media Services to perform all of our Kentucky advertising sale and related administrative services.  We recorded advertising revenues from TCI Media Services derived from our Kentucky Systems of $3.7 million and $10.8 million for the three and nine months ended September 30, 2002 and $3.3 million and $8.8 million for the three and nine months ended September 30, 2001.  As of September 30, 2002 and December 31, 2001, we had $6.5 million and $6.9 million recorded as a receivable due from TCI Media Services included in other current assets.  We pay TCI Media Services a fixed and variable fee for providing this service based on advertising sales cash flow growth.  As of September 30, 2002 and December 31, 2001, we had $291,000 and $666,000 recorded as payables to TCI Media Services related to such services.

INSIGHT MIDWEST, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. At Home Corporation

Non-recurring high-speed data service charges were incurred through February 28, 2002 as a result of payments made to At Home Corporation (“@Home”), the former provider of high-speed data services for all of our systems, except for those located in Ohio.  On September 28, 2001, @Home filed for protection under Chapter 11 of the Bankruptcy Code.  For the purpose of continuing service to existing customers and to resume the provisioning of service to new customers, we entered into an interim service arrangement that required that we pay $10.0 million to @Home to extend service for three months through February 28, 2002.  As a result of this arrangement we incurred approximately $4.1 million in excess of our original agreed-to cost for such services rendered from January 1, 2002 through February 28, 2002 which are presented as non-recurring high-speed data charges on our statement of operations.

10. Commitments and Contingencies

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

Litigation

Insight Kentucky and certain prior owners of the Kentucky Systems have been named in class actions regarding the pass-through of state and local property tax charges to approximately 320,000 customers by the prior owners of the Kentucky Systems.  The plaintiffs seek monetary damages and the enjoinment of the collection of such taxes.  We have entered into agreements with the plaintiffs to settle these lawsuits.  Such settlement agreements have been preliminarily approved by the courts and are subject to a determination of fairness and final court approval.  The settlements will not have a material effect on our results of operations or cash flows.

Additionally, we have filed a state court action against the City of Louisville for its grant of a more favorable franchise to Knology, Inc. (“Knology”).  Our commencement of this action automatically suspended this franchise pending a court determination.  In November 2000, Knology filed a federal court action against us seeking monetary damages and other relief for alleged violations of federal laws arising out of our having filed, pursuant to the provisions of our own franchise from the City, the state court action.  In March 2001, the federal court preliminarily set aside the state court suspension of Knology’s franchise.  We believe we have substantial and meritorious defenses to the asserted federal claims and intend to defend it vigorously.  Consequently, we have not recorded any loss reserves in the accompanying financial statements.

INSIGHT MIDWEST, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Commitments and Contingencies (continued)

We are subject to various legal proceedings that arise in the ordinary course of business. While it is impossible to determine with certainty the ultimate outcome of these matters, it is our opinion that the resolution of these matters will not have a material adverse affect on our consolidated financial condition.

INSIGHT CAPITAL, INC.,
BALANCE SHEETS
(in thousands)

	September 30, 2002	December 31, 2001

	(unaudited)
Assets
Cash	$1	$1
Deferred financing costs, net	10,906	12,004

Total assets	$10,907	$12,005

Liabilities and shareholders’ deficit
Accrued interest	$31,625	$13,625

Total current liabilities	31,625	13,625
Senior notes, to be paid by Insight Midwest, LP	693,917	693,362

Total liabilities	725,542	706,987
Shareholders’ deficit:
Common stock; $.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Paid-in-capital	1	1
In-substance allocation of proceeds related to senior notes to be paid by Insight Midwest	(550,430)	(586,430)
Accumulated deficit	(164,206)	(108,553)

Total shareholders’ deficit	(714,635)	(694,982)

Total liabilities and shareholders’ deficit	$10,907	$12,005

See accompanying notes

INSIGHT CAPITAL, INC.
STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Expenses:
Amortization	$(366)	$(366)	$(1,098)	$(1,098)
Interest expense	(18,185)	(18,185)	(54,555)	(54,555)

Net loss	$(18,551)	$(18,551)	$(55,653)	$(55,653)

See accompanying notes

INSIGHT CAPITAL, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(55,653)	$(55,653)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	1,098	1,098
Interest expense assumed by affiliate	54,555	54,555

Net cash provided by operating activities	—	—

Net increase in cash	—	—
Cash, beginning of period	1	1

Cash, end of period	$1	$1

See accompanying notes

INSIGHT CAPITAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Insight Capital, Inc. (the “Company”), a Delaware corporation, was formed on September 23, 1999, for the sole purpose of being a co-issuer with Insight Midwest, L.P. (“Insight Midwest”) of senior notes which allows certain investors the ability to be holders of the debt.  The Company has no operations.  The outstanding shares of the Company are owned by Insight Midwest.

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

In management’s opinion, the financial statements reflect all adjustments considered necessary for a fair statement of the financial position as of the interim dates presented.  These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  Actual results could differ from those estimates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the information in this quarterly report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; or

•	state other “forward-looking” information.

We believe it is important to communicate our expectations to our investors; however, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2001, as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Examples of these risks include our history and expectation of future net losses, our substantial debt, changes in laws and regulations, increasing programming costs and competition. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this quarterly report could have a material adverse effect on our business, operating results and financial condition.

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

Under our franchise agreements, we are obligated to pay to local franchising authorities up to 5% of our gross revenue derived from providing cable and other services the majority of which are passed through to customers.  We have historically recorded revenue net of franchise fees charged to our customers.  Staff announcement D-103, issued by the FASB in November 2001, specifies that reimbursements received from a customer should be reflected as revenues and not as a reduction of expenses.  This staff announcement applies to financial reporting periods beginning after December 15, 2001.  Upon application of this staff announcement, comparative financial statements for prior periods are required to be reclassified to comply with the guidance in this staff announcement.  Consequently, we have reclassified the amounts in the prior period accompanying consolidated statements of operations to reflect franchise fees on a gross basis with reimbursements as revenue and payments as expense.  The effect on the prior period statements of operations was to increase both revenue and selling, general and administrative costs by $6.1 million for the three months ended September 30, 2001 and $17.7 million for the nine months ended September 30, 2001.

Some of the principal reasons for our net losses through December 31, 2001 include depreciation and amortization associated with our acquisitions and capital expenditures related to construction and upgrading of our systems, and interest costs on borrowed money.  Beginning January 1, 2002, we no longer record amortization expense associated with goodwill and franchise costs; however, we expect to continue to report net losses for the foreseeable future.  We cannot predict what impact, if any, continued losses will have on our ability to finance our operations in the future.

The following table is derived for the periods presented from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenue	$203,768	$182,867	$593,772	$537,546
Operating costs and expenses:
Programming and other operating costs	68,927	65,309	205,898	192,337
Selling, general and administrative	37,855	33,415	110,561	100,721
Management fees	6,365	5,291	17,435	15,382
Non-recurring high-speed data charges	—	—	4,116	—
Depreciation and amortization	61,227	91,669	156,865	266,739

Total operating costs and expenses	174,374	195,684	494,875	575,179

Operating income (loss)	29,394	(12,817)	98,897	(37,633)
Operating cash flow	90,621	78,852	259,878	229,106
Interest expense	(47,636)	(45,666)	(135,481)	(140,310)
Net loss	(18,170)	(58,353)	(36,390)	(188,110)
Net cash provided by operating activities	65,548	46,707	112,225	124,999
Net cash used in investing activities	65,653	83,120	194,717	290,564
Net cash provided by financing activities	2,703	52,954	74,365	187,687

Operating Cash Flow (“OCF”) represents earnings before interest, taxes, depreciation and amortization, other income and expense, non-recurring high-speed data costs and extraordinary items.  We believe that OCF is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity.  However, OCF is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with accounting principles generally accepted in the United States.  Refer to our consolidated financial statements, including our consolidated statements of cash flows, which appear elsewhere in this report.

The following calculations of OCF (in thousands) are not necessarily comparable to similarly titled amounts of other companies:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net loss	$(18,170)	$(58,353)	$(36,390)	$(188,110)
Adjustments:
Interest expense	47,636	45,666	135,481	140,310
Interest income	(36)	(182)	(134)	(736)
Depreciation and amortization	61,227	91,669	156,865	266,739
Other (income) expense	(36)	52	(60)	588
Non-recurring high-speed data costs	—	—	4,116	—
Extraordinary loss from early extinguishment of debt	—	—	—	10,315

Operating cash flow	$90,621	$78,852	$259,878	$229,106

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Revenue increased $20.9 million or 11.4% to $203.8 million for the three months ended September 30, 2002, from $182.9 million for the three months ended September 30, 2001.  The increase in revenue was primarily the result of gains in our high-speed data and digital services with revenue increases over the prior year’s quarter of 57.0% and 36.2%.  In addition, our basic cable service revenue increased primarily due to basic cable rate increases.

Revenue by service offering were as follows for the three months ended September 30 (in thousands):

	2002 Revenue by Service Offering	% of Total Revenue	2001 Revenue by Service Offering	% of Total Revenue

Basic	$128,777	63.2%	$119,346	65.3%
Digital	16,466	8.1%	12,085	6.6%
High-speed data	15,488	7.6%	9,863	5.4%
Premium	14,335	7.0%	14,173	7.7%
Analog pay-per-view	256	0.1%	873	0.5%
Advertising	13,007	6.4%	11,742	6.4%
Franchise fees	6,550	3.2%	6,073	3.3%
Other	8,889	4.4%	8,712	4.8%

Total	$203,768	100.0%	$182,867	100.0%

RGUs (Revenue Generating Units) were approximately 1,753,600 as of September 30, 2002 compared to approximately 1,602,300 as of September 30, 2001 on a same-store basis.  This represents an annualized growth rate of 9.4%.  RGUs represent the sum of basic, digital, high-speed data, and telephone customers.

Average monthly revenue per basic customer was $52.65 for the three months ended September 30, 2002, compared to $47.89 for the three months ended September 30, 2001 primarily reflecting the continued successful rollout of new product offerings in all markets.  Average monthly revenue per basic customer for high-speed data and digital service increased to $8.25 for the three months ended September 30, 2002, up from $5.75 for the three months ended September 30, 2001.

Programming and other operating costs increased $3.6 million or 5.5% to $68.9 million for the three months ended September 30, 2002, from $65.3 million for the three months ended September 30, 2001. The increase in programming and other operating costs was primarily the result of increased programming rates for our classic and digital service as well as for additional programming added in rebuilt systems.  Programming costs increased 10.5% for the three months ended September 30, 2002 from the three months ended September 30, 2001.

Selling, general and administrative expenses increased $4.4 million or 13.3% to $37.9 million for the three months ended September 30, 2002, from $33.4 million for the three months ended September 30, 2001.  The increase in selling, general and administrative expenses was primarily the result of increased customer service and insurance partially offset by a decrease in marketing costs.

Management fees increased $1.1 million or 20.3% to $6.4 million for the three months ended September 30, 2002, from $5.3 million for the three months ended September 30, 2001.  Management fees equal to approximately 3% of revenues are paid to Insight LP.

Depreciation and amortization expense decreased $30.4 million or 33.2% to $61.2 million for the three months ended September 30, 2002, from $91.7 million for the three months ended September 30, 2001.

The decrease in depreciation and amortization expense was primarily the result of ceasing the amortization of goodwill and indefinite lived intangible assets associated with the adoption of SFAS No. 142, effective January 1, 2002.  This was partially offset by an approximate $9.0 million write-down of the carrying value of current video-on-demand equipment, which is being replaced on or about December 31, 2002 in connection with our transition to a new video-on-demand service provider.

OCF increased $11.8 million or 14.9% to $90.6 million for the three months ended September 30, 2002, from $78.9 million for the three months ended September 30, 2001.  This increase was due primarily to increased digital and high-speed data revenue, partially offset by increases in programming and other operating costs and selling, general and administrative costs.

Interest expense increased $2.0 million or 4.3% to $47.6 million for the three months ended September 30, 2002, from $45.7 million for the three months ended September 30, 2001.  The increase was the result of higher outstanding debt, which averaged $2.4 billion for the three months ended September 30, 2002, versus $2.2 billion for the three months ended September 30, 2001.

For the three months ended September 30, 2002, the net loss was $18.2 million.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenue increased $56.2 million or 10.5% to $593.8 million for the nine months ended September 30, 2002, from $537.5 million for the nine months ended September 30, 2001.  The increase in revenue was primarily the result of gains in our high-speed data and digital services with revenue increases over the prior year’s period of 66.1% and 46.1%.  In addition, our basic cable service revenue increased primarily due to basic cable rate increases.

Revenue by service offering were as follows for the nine months ended September 30 (in thousands):

	2002 Revenue by Service Offering	% of Total Revenue	2001 Revenue by Service Offering	% of Total Revenue

Basic	$376,116	63.3%	$354,289	65.9%
Digital	48,447	8.2%	33,160	6.2%
High-speed data	41,220	6.9%	24,810	4.6%
Premium	44,388	7.5%	43,579	8.1%
Analog pay-per-view	1,217	0.2%	3,405	0.6%
Advertising	37,831	6.4%	33,471	6.2%
Franchise fees	19,102	3.2%	17,698	3.3%
Other	25,451	4.3%	27,134	5.1%

Total	$593,772	100.0%	$537,546	100.0%

Average monthly revenue per basic customer was $51.04 for the three months ended September 30, 2002, compared to $46.78 for the three months ended September 30, 2001 primarily reflecting the continued successful rollout of new product offerings in all markets.  Average monthly revenue per basic customer for high-speed data and digital service increased to $7.70 for the nine months ended September 30, 2002, up from $5.05 for the nine months ended September 30, 2001.

Programming and other operating costs increased $13.6 million or 7.1% to $205.9 million for the nine months ended September 30, 2002, from $192.3 million for the nine months ended September 30, 2001. The increase in programming and other operating costs was primarily the result of increased programming rates for our classic and digital service as well as for additional programming added in rebuilt systems.  Programming costs increased 11.5% for the nine months ended September 30, 2002 from the nine months ended September 30, 2001.

Selling, general and administrative expenses increased $9.8 million or 9.8% to $110.6 million for the nine months ended September 30, 2002, from $100.7 million for the nine months ended September 30, 2001.  The increase in selling, general and administrative expenses was primarily the result of increased customer service and insurance partially offset by a decrease in marketing costs.

Management fees increased $2.1 million or 13.3% to $17.4 million for the three months ended September 30, 2002, from $15.4 million for the three months ended September 30, 2001.  Management fees equal to approximately 3% of revenues are paid to Insight LP.

Non-recurring high-speed data service charges were incurred through February 28, 2002 as a result of payments made to At Home Corporation (“@Home”), the former provider of high-speed data services for all of our systems, except for those located in Ohio.  On September 28, 2001, @Home filed for protection under Chapter 11 of the Bankruptcy Code.  For the purpose of continuing service to existing customers and to resume the provisioning of service to new customers, we entered into an interim service arrangement that required us to pay $10.0 million to @Home to extend service for three months through February 28, 2002.  As a result of this arrangement we incurred approximately $4.1 million in excess of our original agreed-to cost for such services rendered through February 28, 2002.

Depreciation and amortization expense decreased $109.9 million or 41.2% to $156.9 million for the nine months ended September 30, 2002, from $266.7 million for the nine months ended September 30, 2001.  The decrease in depreciation and amortization expense was primarily the result of ceasing the amortization of goodwill and indefinite lived intangible assets associated with the adoption of SFAS No. 142, effective January 1, 2002.  This was partially offset by an approximate $9.0 million write-down of the carrying value of current video-on-demand equipment, which is being replaced on or about December 31, 2002 in connection with our transition to a new video-on-demand service provider.

OCF increased $30.8 million or 13.4% to $259.9 million for the nine months ended September 30, 2002, from $229.1 million for the nine months ended September 30, 2001.  This increase was due primarily to increased digital and high-speed data revenue, partially offset by increases in programming and other operating costs and selling, general and administrative costs.

Interest expense decreased $4.8 million or 3.4% to $135.5 million for the nine months ended September 30, 2002, from $140.3 million for the nine months ended September 30, 2001.  The decrease was the result of lower interest rates, which averaged 7.7% for the nine months ended September 30, 2002, versus 9.5% for the nine months ended September 30, 2001.  Partially offsetting this decrease was higher outstanding debt, which averaged $2.3 billion for the nine months ended September 30, 2002, from $2.0 billion for the nine months ended September 30, 2001.

For the nine months ended September 30, 2002, the net loss was $36.4 million.

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

Cash provided by operations for the nine months ended September 30, 2002 and 2001 was $112.2 million and $125.0 million.

Cash used in investing activities for the nine months ended September 30, 2002 and 2001 was $194.7 million and $290.6 million.  The decrease was primarily attributable to the absence of significant acquisitions of cable television systems and reduced capital expenditures in 2002.

Cash provided by financing activities for the nine months ended September 30, 2002 and 2001 was $74.4 million and $187.7 million.  The change was primarily attributable to lower net borrowings from our credit facility.

For the nine months ended September 30, 2002 and 2001, we spent $185.7 million and $228.6 million in capital expenditures largely to support our plant rebuild in Illinois which is estimated to be substantially completed by year-end, telephone deployment and success-based capital including interactive digital and high-speed data expansion.

On April 18, 2002, we entered into an amendment to the Insight Midwest Holdings credit facility which delayed by six months the scheduled reduction to the leverage ratio covenant to allow Insight Midwest Holdings more financing flexibility, and increased the aggregate amount that can be distributed to us for the purpose of making investments in Insight Ohio.  Previously, on March 28, 2002, Insight Inc. loaned $100.0 million to us to lower its effective interest rates, $97.0 million of which was contributed to Insight Midwest Holdings on April 18, 2002 for use in paying down the credit facility balance and in funding financing costs associated with the amendments, and $3.0 million of which was contributed to Insight Ohio on March 28, 2002.  Pursuant to the credit facility amendments, Insight Midwest Holdings is permitted to make distributions to us for the purpose of repaying this loan provided that the leverage ratio is less than 4.25 to 1.0 and there are no defaults existing under the credit facility.  This loan bears annual interest of 9%, has a scheduled maturity date of January 31, 2011 and permits prepayments.

On June 6, 2002, a further amendment to the credit facility was entered into which permits distributions by Insight Midwest Holdings to us for the purpose of repaying the $100.0 million loan from Insight Inc., without regard to the minimum leverage ratio requirement.  This amendment will become effective if, by no later than December 31, 2002, we complete a debt offering of at least $175.0 million and contribute the proceeds to Insight Midwest Holdings.

We have a substantial amount of debt.  Our high level of debt could have important consequences for you.  Our principal source of cash we need to pay our obligations and to repay the principal amount of our debt obligations is the cash that our subsidiaries generate from their operations and their borrowings.  We believe that the Midwest Holdings Credit Facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan.  We have the ability to draw upon the $179.0 million of unused availability under the Midwest Holdings Credit Facility as of September 30, 2002 to fund any shortfall resulting from the inability of our cash from operations to fund our capital expenditures, meet our debt service requirements or otherwise fund our operations.

The following table summarizes our contractual obligations and commitments, excluding interest, preferred dividends and commitments for programming, as of September 30, 2002, including periods in which the related payments are due (in thousands):

	Long-Term Debt	Preferred Interests	Operating Leases	Total

2002	$—	$—	$732	$732
2003	5,000	—	2,439	7,439
2004	80,000	—	1,800	81,800
2005	81,250	—	1,187	82,437
2006	97,750	140,000	895	238,645
Thereafter	2,132,000	55,869	1,304	2,189,173

Total cash obligations	$2,396,000	$195,869	$8,357	$2,600,226

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Our revolving credit and term loan agreements bear interest at floating rates.  Accordingly, we are exposed to potential losses related to changes in interest rates.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.  In order to manage our exposure to interest rate risk, we enter into derivative financial instruments, typically interest rate swaps and collars.  The counter-parties to our swap and collar agreements are major financial institutions.  As of September 30, 2002, $285.0 million of our interest rate swap and collar agreements expire in July 2003 and $150.0 million expire in August 2004.

The fair market value and carrying value of our 9¾% and 10½% senior notes was $619.0 million and $693.9 million as of September 30, 2002.  The fair market value of our credit facility borrowings approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest.  As of September 30, 2002, the estimated fair value (cost if terminated) of our interest rate swap and collar agreements was approximately $(19.7) million, which represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices and is reflected in our financial statements as other non-current liabilities.  Changes in the fair value of derivative financial instruments are either recognized in income or in partners’ capital as a component of other comprehensive loss depending on whether the derivative financial instruments qualify for hedge accounting.

As of September 30, 2002, we had entered into interest rate swaps that approximated $435.0 million, or 27.3%, of our borrowings under all of our credit facilities.  A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $11.6 million.

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, under the supervision and with the participation of Insight Midwest, L.P.’s (“Insight Midwest”) management, including its Chief Executive Officer and its Chief Financial Officer, Insight Midwest’s management has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, Insight Midwest’s Chief Executive Officer and its Chief Financial Officer have concluded that Insight Midwest’s disclosure controls and procedures are effective in timely alerting them to material information relating to Insight Midwest (including its consolidated subsidiaries) required to be included in Insight Midwest’s periodic SEC filings.  There have been no significant changes in Insight Midwest’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Within the 90 days prior to the date of this report, under the supervision and with the participation of Insight Capital, Inc.’s (“Insight Capital”) management, including its Chief Executive Officer and its Chief Financial Officer, Insight Capital’s management has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, Insight Capital’s Chief Executive Officer and its Chief Financial Officer have concluded that Insight Capital’s disclosure controls and procedures are effective in timely alerting them to material information relating to Insight Capital (including its consolidated subsidiaries) required to be included in Insight Capital’s periodic SEC filings.  There have been no significant changes in Insight Capital’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

10.1

Asset Exchange Agreement, dated September 30, 2002, between InterMedia Partners Southeast and Insight Communications Midwest, LLC (Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 of Insight Communications Company, Inc. and incorporated herein by reference.)

10.2

First Amendment to Amended and Restated Limited Partnership of Insight Midwest, L.P., dated September 30, 2002 (Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 of Insight Communications Company, Inc. and incorporated herein by reference.)

(b) Reports on Form 8-K:

             None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002	INSIGHT MIDWEST, L.P.

	By:	/s/ Dinesh C. Jain

Dinesh C. Jain Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSIGHT CAPITAL, INC.

	By:	/s/ Dinesh C. Jain

Dinesh C. Jain Senior Vice President and Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I,  Kim D. Kelly, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Insight Midwest, L.P. (the “registrant”);

2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for The registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ KIM D. KELLY

Kim D. Kelly President and Chief Executive Officer Insight Midwest, L.P. November 14, 2002

I,  Dinesh C. Jain, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Insight Midwest, L.P. (the “registrant”);

2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DINESH C. JAIN

Dinesh C. Jain Senior Vice President and Chief Financial Officer Insight Midwest, L.P. November 14, 2002

I,  Kim D. Kelly, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Insight Capital, Inc. (the “registrant”);

2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

d)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	e)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ KIM D. KELLY

Kim D. Kelly President and Chief Executive Officer Insight Capital, Inc. November 14, 2002

I,  Dinesh C. Jain, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Insight Capital, Inc. (the “registrant”);

2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	e)	evaluated the effectiveness of the registrant disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

	f)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

c)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DINESH C. JAIN

Dinesh C. Jain Senior Vice President and Chief Financial Officer Insight Capital, Inc. November 14, 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER UNDER
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kim D. Kelly, hereby certify that the quarterly report on Form 10-Q of Insight Midwest, L.P. (the “registrant”) for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

/s/ KIM D. KELLY

Kim D. Kelly President and Chief Executive Officer Insight Midwest, L.P. November 14, 2002

CERTIFICATION OF CHIEF FINANCIAL OFFICER UNDER
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Dinesh C. Jain, hereby certify that the quarterly report on Form 10-Q of Insight Midwest, L.P. (the “registrant”) for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

/s/ DINESH C. JAIN

Dinesh C. Jain Senior Vice President and Chief Financial Officer Insight Midwest, L.P. November 14, 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER UNDER
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kim D. Kelly, hereby certify that the quarterly report on Form 10-Q of Insight Capital, Inc. (the “registrant”) for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

/s/ KIM D. KELLY

Kim D. Kelly President and Chief Executive Officer Insight Capital, Inc. November 14, 2002

CERTIFICATION OF CHIEF FINANCIAL OFFICER UNDER
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Dinesh C. Jain, hereby certify that the quarterly report on Form 10-Q of Insight Capital, Inc. (the “registrant”) for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

/s/ DINESH C. JAIN

Dinesh C. Jain Senior Vice President and Chief Financial Officer Insight Capital, Inc. November 14, 2002