Form 10-Q
period 2003-03-31
INSIGHT CAPITAL INC; INSIGHT MIDWEST LP
filed 2003-05-12
CIK 1110456, 1110458

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

Commission file numbers	333-33540
333-33540-1

INSIGHT MIDWEST, L.P. INSIGHT CAPITAL, INC.
(Exact name of registrants as specified in their charters)

Delaware	13-4079232
Delaware	13-4079679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

810 7th Avenue
New York, New York	10019
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 917-286-2300

          Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

          Indicate by check mark whether the registrants are accelerated filers (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☒

          Indicate the number of shares outstanding of each of the registrants’ classes of common stock, as of the latest practicable date.

Insight Midwest, L.P.	- Not Applicable
Insight Capital, Inc.	- Not Applicable

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States.  However, in our opinion, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the relevant periods have been made.  Results for the interim periods are not necessarily indicative of the results to be expected for the year.  These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

INSIGHT MIDWEST, LP
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2003	December 31, 2002

	unaudited
Assets
Cash and cash equivalents	$25,697	$9,937
Trade accounts receivable, net of allowance for doubtful accounts of $1,294 and $1,296 as of March 31, 2003 and December 31, 2002	22,876	26,142
Launch funds receivable	1,520	5,197
Prepaid expenses and other assets	18,149	14,513

Total current assets	68,242	55,789

Fixed assets, net	1,213,221	1,202,003
Goodwill	14,684	15,219
Franchise costs	2,357,347	2,326,833
Deferred financing costs, net of accumulated amortization of $7,824 and $6,895 as of March 31, 2003 and December 31, 2002	25,472	26,402

Total assets	$3,678,966	$3,626,246

Liabilities and partners’ capital
Accounts payable	$21,022	$46,747
Accrued expenses and other liabilities	20,181	21,427
Accrued property taxes	18,743	14,428
Accrued programming costs	49,535	35,362
Deferred revenue	4,983	4,132
Interest payable	46,524	24,685
Debt – current portion	25,417	5,000
Preferred interest distribution payable	1,750	5,250
Due to affiliates	28,066	25,775

Total current liabilities	216,221	182,806
Deferred revenue	6,022	6,533
Debt	2,436,422	2,428,596
Other non-current liabilities	46,182	53,085
Commitments and contingencies
Preferred interests	193,470	191,820
Partners’ capital:
Partners’ accumulated capital	791,729	781,226
Accumulated other comprehensive loss	(11,080)	(17,820)

Total partners’ capital	780,649	763,406

Total liabilities and partners’ capital	$3,678,966	$3,626,246

See accompanying notes

INSIGHT MIDWEST, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	Three months ended March 31,

	2003	2002

Revenue	$214,295	$191,686
Operating costs and expenses:
Programming and other operating costs	79,533	69,115
Selling, general and administrative	40,005	36,106
Management fees	6,296	5,420
High-speed data charges	—	4,116
Depreciation and amortization	53,568	47,301

Total operating costs and expenses	179,402	162,058

Operating income	34,893	29,628
Other income (expense):
Gain on cable system exchange	26,992	—
Interest expense	(46,292)	(44,586)
Interest income	35	50
Other	25	3

Total other expense, net	(19,240)	(44,533)

Net income (loss)	15,653	(14,905)
Accrual of preferred interests	(5,150)	(4,955)

Net income (loss) attributable to common interests	$10,503	$(19,860)

See accompanying notes

INSIGHT MIDWEST, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended March 31,

	2003	2002

Operating activities:
Net income (loss)	$15,653	$(14,905)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	53,568	47,301
Provision for losses on trade accounts receivable	2,399	2,594
Amortization of note discount	493	185
Gain on cable system exchange	(26,992)	—
Changes in operating assets and liabilities, net of the effect of acquisitions:
Trade accounts receivable	867	2,815
Launch fund receivable	3,677	3,537
Prepaid expenses and other assets	(3,636)	7,627
Accounts payable	(25,725)	(21,833)
Accrued expenses and other liabilities	41,549	10,512

Net cash provided by operating activities	61,853	37,833

Investing activities:
Purchase of fixed assets	(39,747)	(45,443)
Purchase of intangible assets	(621)	(40)
Purchase of cable television systems, net of cash acquired	(26,475)	(8,822)

Net cash used in investing activities	(66,843)	(54,305)

Financing activities:
Distributions of preferred interests	(7,000)	(7,000)
Proceeds from borrowings under credit facilities	29,000	30,000
Repayment of credit facilities	(1,250)	—
Borrowings from parent under inter-company loan	—	100,000
Principal payments on capital lease and other non-current liabilities	—	(335)

Net cash provided by financing activities	20,750	122,665

Net increase in cash and cash equivalents	15,760	106,193
Cash and cash equivalents, beginning of period	9,937	12,146

Cash and cash equivalents, end of period	$25,697	$118,339

See accompanying notes

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

We were formed in September 1999 to serve as the holding company and a financing vehicle for Insight Communications Company, Inc.’s (“Insight Inc.”) cable television system joint venture with AT&T Broadband, LLC (now known as Comcast Cable Holdings, LLC (“Comcast Cable”)).  We are owned 50% by Insight Communications Company, L.P. (“Insight LP”), which is wholly owned by Insight Inc., and 50% by Comcast Cable.  Insight LP serves as our general partner and manages and operates our systems.

Through our wholly owned subsidiaries Insight Communications of Central Ohio, LLC (“Insight Ohio”) and Insight Midwest Holdings, LLC (“Insight Midwest Holdings”), which wholly owns Insight Communications Midwest, LLC (“Insight Communications Midwest”) and Insight Communications of Kentucky, L.P. (“Insight Kentucky”), we own and operate cable television systems in Indiana, Kentucky, Ohio, and Illinois which passed approximately 2.3 million homes and served approximately 1.3 million customers as of March 31, 2003.  In addition, as discussed in Note 7, we also owned and operated a cable television system in Griffin, Georgia through February 28, 2003.

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

In our opinion, the consolidated financial statements reflect all adjustments considered necessary for a fair statement of the consolidated results of operations and financial position for the interim periods presented.  All such adjustments are of a normal recurring nature.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Responsibility for Interim Financial Statements (continued)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003 or any other interim period.

3. Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Disposal Obligations”, which became effective for us beginning January 1, 2003.  SFAS No. 146 supersedes EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  SFAS No. 146 addresses the accounting for and disclosure of costs to terminate an existing contractual obligation (including but not limited to operating leases), incremental direct and other costs associated with the related disposal activity and termination benefits (severance pay) provided to employees pursuant to a one-time benefit arrangement that does not constitute a preexisting or newly-created ongoing benefit plan.  The adoption of SFAS No. 146 had no impact on our consolidated financial position or results of operations.

4. Long-Lived Assets

Fixed assets consisted of:

	March 31, 2003	December 31, 2002

	(in thousands)
Land, buildings and improvements	$32,399	$32,427
Cable system equipment	1,875,934	1,829,942
Furniture, fixtures and office equipment	14,956	14,663

	1,923,289	1,877,032
Less accumulated depreciation and amortization	(710,068)	(675,029)

Total fixed assets, net	$1,213,221	$1,202,003

We recorded amortization expense of $944,000 and $1.3 million for the three months ended March 31, 2003 and 2002.  We estimate aggregate amortization expense, primarily related to deferred financing costs, to be approximately $3.8 million for each of the five succeeding fiscal years.

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Debt

Debt consisted of:

	March 31, 2003	December 31, 2002

	(in thousands)
Insight Ohio Credit Facility	$23,750	$25,000
Note payable to Insight Inc.	100,000	100,000
Insight Midwest Holdings Credit Facility	1,467,000	1,438,000
Insight Midwest 9¾% Senior Notes	385,000	385,000
Insight Midwest 10½% Senior Notes	500,000	500,000

	2,475,750	2,448,000
Less unamortized discount on notes	(13,911)	(14,404)

Total debt	$2,461,839	$2,433,596

Insight Midwest Holdings Credit Facility

Insight Midwest Holdings is party to a $1.75 billion credit facility.  On March 28, 2002, we borrowed $100.0 million from Insight Inc., $97.0 million of which was contributed to Insight Midwest Holdings in April 2002 for use in paying down the credit facility balance and in funding financing costs associated with the amendments, and $3.0 million of which was contributed to Insight Ohio as of March 28, 2002.  Insight Midwest Holdings is permitted to make distributions to us for the purpose of repaying this loan provided that there are no defaults existing under the credit facility.  This loan bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments.

Debt Principal Payments

As of March 31, 2003, principal payments required on our debt were as follows (in thousands):

2003	$3,750
2004	80,000
2005	81,250
2006	81,250
2007	81,250
Thereafter	2,148,250

Total	$2,475,750

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Debt (continued)

Interest Rate Swap and Collar Agreements

We enter into interest-rate swap and collar agreements to modify the interest characteristics of our outstanding debt to either a floating or fixed rate basis.  These agreements involve fixed and floating rate interest payments in exchange for floating and fixed rate interest receipts over the life of the agreement without an exchange of the underlying principal amount.  The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense related to the debt.  The related amount payable or receivable is included in other liabilities or assets.

Floating Rate to Fixed Rate Swaps

As of March 31, 2003 and December 31, 2002, we had entered into various interest rate swap and collar agreements effectively fixing interest rates between 5.0% and 5.9% on $435.0 million notional value of debt.  Of the agreements outstanding as of March 31, 2003, $285.0 million expire in July 2003 and $150.0 million expire in August 2004.  We recorded $2.5 million and $2.7 million of accrued interest related to these agreements as of March 31, 2003 and December 31, 2002.

Fixed Rate to Floating Rate Swaps

In February 2003, we entered into two interest rate swap agreements whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 7.7%, on $185.0 million notional value of debt.  Six-month LIBOR ranged between 1.26% and 1.34% for February and March 2003.  These interest rate swaps expire in November 2005.

6. Comprehensive Income (Loss)

Comprehensive income (loss) totaled $17.2 million and $(8.9) million for the three months ended March 31, 2003 and 2002.  We record the effective portion of certain derivatives’ gains or losses as accumulated other comprehensive income or loss in the accompanying consolidated balance sheets.

7. Related Party Transactions

Managed Systems

On February 28, 2003, we exchanged with Comcast of Montana/Indiana/Kentucky/Ohio the system we then owned in Griffin, Georgia, serving approximately 11,800 customers, plus $25.0 million, for the managed systems located in New Albany, Indiana and Shelbyville, Kentucky, together serving approximately 23,400 customers.  Additionally, pursuant to the agreement, we paid approximately $1.5 million as a closing adjustment to Comcast of Montana/Indiana/Kentucky/Ohio to complete the rebuild and upgrade of the Griffin, Georgia system.

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Related Party Transactions (continued)

This system exchange was accounted for on that date as a sale of the Griffin, Georgia system and a purchase of the New Albany, Indiana and Shelbyville, Kentucky systems.  In connection with this system exchange, we recorded a gain of approximately $27.0 million equal to the difference between the fair value and carrying value of the Griffin, Georgia system as of the closing date.  Of the $64.5 million purchase price of the New Albany, Indiana and Shelbyville, Kentucky systems $31.9 million was preliminarily allocated to such cable television systems’ assets acquired in relation to their fair values and $32.6 million was preliminarily allocated to franchise costs.

Programming

We purchase the majority of our programming through an affiliate of Comcast Cable.  Charges for such programming, including a 1½% administrative fee, were $35.6 million and $31.0 million for the three months ended March 31, 2003 and 2002.  As of March 31, 2003 and December 31, 2002, $35.6 million and $22.6 million of accrued programming costs were due to an affiliate of Comcast Cable.  We believe that the programming rates charged through this affiliate are lower than those available from independent parties.

Telephone Agreements

In July 2000, to facilitate delivery of telephone services we entered into a ten-year agreement with AT&T Broadband (now known as Comcast Cable) that allows us to deliver local telephone service.  Under the terms of the agreement, we lease certain capacity on our network to Comcast Cable.  Revenue earned from leased network capacity used in the provision of telephone services was $1.1 million and $200,000 for the three months ended March 31, 2003 and 2002.

In addition, we provide certain services and support for which we receive additional payments related to installations, marketing and billing support.  Fee revenue earned in connection with installations is deferred and amortized over the expected term a telephone customer maintains their telephone service, currently estimated to be three years.  Marketing and billing support revenue is recognized in the period such services are performed.

Advertising Services

In October 1999, to facilitate the administration of our advertising services in our Kentucky Systems, we entered into an agreement expiring on January 1, 2004 with an affiliate of AT&T Broadband (now known as Comcast Cable), which provides for this affiliate to perform all of our Kentucky advertising sales and related administrative services.  We, through our Kentucky Systems, earned advertising revenues through this affiliate of $3.9 million and $3.3 million for the three months ended March 31, 2003 and 2002.  As of March 31, 2003 and December 31, 2002, we had $9.4 million and $8.5 million as a receivable due from this affiliate included in other current assets.  We pay this affiliate a fixed and variable fee for providing this service based on advertising sales cash flow growth.  As of March 31, 2003 and December 31, 2002, we had $449,000 and $308,000 recorded as payables to this affiliate related to such services.

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. At Home Corporation

High-speed data service charges were incurred through February 28, 2002 as a result of payments made to At Home Corporation (“@Home”), the former provider of high-speed data services for all of our systems, except for those located in Ohio.  On September 28, 2001, @Home filed for protection under Chapter 11 of the Bankruptcy Code.  For the purpose of continuing service to existing customers and to resume the provisioning of service to new customers, we entered into an interim service arrangement that required that we pay $10.0 million to @Home to extend service for three months through February 28, 2002.  As a result of this arrangement we incurred approximately $4.1 million in excess of our original agreed-to cost for such services rendered from January 1, 2002 through February 28, 2002 which are presented as high-speed data charges on our statement of operations.

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

Litigation

We have filed a state court action against the City of Louisville for its grant of a more favorable franchise to Knology, Inc.  Our commencement of this action automatically suspended this franchise pending a court determination.  In November 2000, Knology filed a federal court action against us seeking monetary damages and other relief for alleged violations of federal laws arising out of our having filed, pursuant to the provisions of our own franchise from the City, the state court action.  In March 2001, the federal court preliminarily set aside the state court suspension of Knology’s franchise.  A trial date has been scheduled for May 19, 2003.  We believe we have substantial and meritorious defenses to the asserted federal claims and intend to defend it vigorously.  Consequently, we have not recorded any loss reserves in the accompanying financial statements.

We are subject to various legal proceedings that arise in the ordinary course of business. While it is impossible to determine with certainty the ultimate outcome of these matters, it is our opinion that the resolution of these matters will not have a material adverse affect on our consolidated financial condition.

INSIGHT CAPITAL, INC.
BALANCE SHEETS
(in thousands)

	March 31, 2003	December 31, 2002

	unaudited
Assets
Cash	$1	$1
Deferred financing costs, net of accumulated amortization of $4,771 and $4,215 as of March 31, 2003 and December 31, 2002, respectively	15,363	15,919

Total assets	$15,364	$15,920

Liabilities and shareholders’ deficit
Accrued interest	$40,644	$18,134

Total current liabilities	40,644	18,134
Senior notes, to be paid by Insight Midwest, LP	871,090	870,596

Total liabilities	911,734	888,730
Shareholders’ deficit:
Common stock; $.01 par value; 1,000 shares authorized, issued and outstanding	––	––
Paid-in-capital	1	1
In-substance allocation of proceeds related to senior notes to be paid by Insight Midwest	(688,859)	(688,859)
Accumulated deficit	(207,512)	(183,952)

Total shareholders’ deficit	(896,370)	(872,810)

Total liabilities and shareholders’ deficit	$15,364	$15,920

See accompanying notes

INSIGHT CAPITAL, INC.
STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	Three months ended March 31,

	2003	2002

Expenses:
Amortization	$(556)	$(366)
Interest expense	(23,004)	(18,185)

Net loss	$(23,560)	$(18,551)

See accompanying notes

INSIGHT CAPITAL, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(23,560)	$(18,551)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	556	366
Accretion of discount on notes	494	185
Interest expense assumed by affiliate	22,510	18,000

Net cash provided by operating activities	––	––

Net increase in cash	––	––
Cash, beginning of period	1	1

Cash, end of period	$1	$1

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

In management’s opinion, the financial statements reflect all adjustments considered necessary for a fair statement of the financial position as of the interim dates presented.  These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2002, as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Examples of these risks include our history and expectation of future net losses, our substantial debt, changes in laws and regulations, increasing programming costs and competition. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this quarterly report could have a material adverse effect on our business, operating results and financial condition.

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

In July 2000, to facilitate delivery of telephone services we entered into a ten-year agreement with AT&T Broadband (now known as Comcast Cable) that allows us to deliver local telephone service.  Under the terms of the agreement, we lease certain capacity on our network to Comcast Cable.  Revenue earned from leased network capacity used in the provision of telephone services was $1.1 million and $200,000 for the three months ended March 31, 2003 and 2002.

In addition, we provide certain services and support for which we receive additional payments related to installations, marketing and billing support.  Fee revenue earned in connection with installations is deferred and amortized over the expected term a telephone customer maintains their telephone service, currently estimated to be three years.  Marketing and billing support revenue is recognized in the period such services are performed.

Although we reported net income during the three months ended March 31, 2003, primarily due to the gain recorded on the swap of our Griffin, GA system for the managed systems located in Shelbyville, KY and New Albany, IN, we have historically recorded net losses through December 31, 2002.  Some of the principle reasons for these net losses include depreciation and amortization associated with our acquisitions and capital expenditures related to construction and upgrading of our systems, and interest costs on borrowed money.  Beginning January 1, 2002, we no longer record amortization expense associated with goodwill and franchise costs; however, we expect to continue to report net losses for the foreseeable future.  We cannot predict what impact, if any, continued losses will have on our ability to finance our operations in the future.

The following table is derived for the periods presented from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations:

	Three Months Ended March 31,

	2003	2002

	(in thousands)
Revenue	$214,295	$191,686
Operating costs and expenses:
Programming and other operating costs	79,533	69,115
Selling, general and administrative	40,005	36,106
Management fees	6,296	5,420
High-speed data charges	—	4,116
Depreciation and amortization	53,568	47,301

Total operating costs and expenses	179,402	162,058

Operating income	34,893	29,628
Operating cash flow	88,461	76,929
Interest expense	46,292	44,586
Net income (loss)	15,653	(14,905)
Net cash provided by operating activities	61,853	37,833
Net cash used in investing activities	66,843	54,305
Net cash provided by financing activities	20,750	122,665

Operating cash flow (“OCF”) represents operating income or loss before depreciation and amortization.  We believe that OCF is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity.  However, OCF is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with accounting principles generally accepted in the United States.  Refer to our consolidated financial statements, including our consolidated statements of cash flows, which appear elsewhere in this report.

The following calculations of OCF are not necessarily comparable to similarly titled amounts of other companies:

	Three Months Ended March 31,

	2003	2002

	(in thousands)
Operating income	$34,893	$29,628
Adjustment (1):
Depreciation and amortization	53,568	47,301

Operating cash flow	$88,461	$76,929

(1) The adjustment to OCF excludes high-speed data charges of $4.1 million for the three months ended March 31, 2002 that were included in previous reports filed by us.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenue increased $22.6 million or 12% to $214.3 million for the three months ended March 31, 2003 from $191.7 million for the three months ended March 31, 2002.  The increase in revenue was primarily the result of gains in our high-speed data and digital services with revenue increases over the prior year’s quarter of 74% and 24%.  In addition, our basic cable service revenue increased 7% primarily due to basic rate increases.

Revenue by service offering were as follows for the three months ended March 31 (in thousands):

	2003 Revenue by Service Offering	% of Total Revenue	2002 Revenue by Service Offering	% of Total Revenue

Basic	$130,851	61.1%	$122,306	63.8%
Digital	19,132	8.9%	15,431	8.1%
High-speed data	20,262	9.5%	11,652	6.1%
Premium / analog pay-per-view	14,704	6.9%	15,377	8.0%
Telephone	2,568	1.2%	810.4%
Advertising	12,535	5.8%	11,531	6.0%
Franchise fees	6,701	3.1%	6,389	3.3%
Other	7,542	3.5%	8,190	4.3%

Total	$214,295	100.0%	$191,686	100.0%

RGUs (Revenue Generating Units) were approximately 1,870,000 as of March 31, 2003 compared to approximately 1,689,900 as of March 31, 2002.  This represents a growth rate of 11%.  On a same store basis, RGUs grew 10% from the prior year quarter.  RGUs represent the sum of basic, digital, high-speed data, and telephone customers.

Average monthly revenue per basic customer was $55.15 for the three months ended March 31, 2003, compared to $49.33 for the three months ended March 31, 2002 primarily reflecting the continued successful rollout of new product offerings in all markets.  Average monthly revenue per basic customer for high-speed data and digital service increased to $10.13 for the three months ended March 31, 2003, up from $6.97 for the three months ended March 31, 2002.

Programming and other operating costs increased $10.4 million or 15% to $79.5 million for the three months ended March 31, 2003, from $69.1 million for the three months ended March 31, 2002. The increase in programming and other operating costs was primarily the result of increased programming costs for our classic, digital and high-speed data services due to increased programming rates and customers served as well as additional programming added in our newly rebuilt systems.  Programming costs increased 10% for the three months ended March 31, 2003 from the three months ended March 31, 2002.

Selling, general and administrative expenses increased $3.9 million or 11% to $40.0 million for the three months ended March 31, 2003, from $36.1 million for the three months ended March 31, 2002.  The increase in selling, general and administrative expenses was primarily the result of increased costs related to salaries and benefits due to increased headcount in our telephone and customer service groups.  Additionally, the increase is related to a decrease in funds received for marketing support (recorded as a reduction to selling, general and administrative expenses) for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

Management fees increased $876,000 or 16% to $6.3 million for the three months ended March 31, 2003 from $5.4 million for the three months ended March 31, 2002.  Management fees, equal to approximately 3% of revenues, are paid to Insight LP.

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

Depreciation and amortization expense increased $6.3 million or 13% to $53.6 million for the three months ended March 31, 2003, from $47.3 million for the three months ended March 31, 2002.  The increase in depreciation and amortization expense was primarily the result of additional capital expenditures through March 31, 2003 to support the continued rebuild of our Illinois systems and the rollout of new digital, high-speed data and telephone services to existing rebuilt systems.

OCF increased $11.5 million or 15% to $88.5 million for the three months ended March 31, 2003, from $76.9 million for the three months ended March 31, 2002.  The increase is primarily due to increased basic, digital and high-speed data revenue, partially offset by increases in programming and other operating costs and selling, general and administrative costs.  In addition, the increase in OCF is also attributable to the absence of high-speed data service charges to @Home for the three months ended March 31, 2003 that were previously included in the adjustments to OCF during the three months ended March 31, 2002.

Interest expense remained relatively flat for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.  Interest expense increased $1.7 million or 4% primarily as a result interest recorded on our inter-company note during the three months ended March 31, 2003 that was absent during the three months ended March 31, 2002.  For the three months ended March 31, 2003 and 2002 our average interest rate was 7.4% and 7.3%.  Additionally, our average outstanding debt was $2.45 billion and $2.36 billion for the three months ended March 31, 2003 and 2002.

For the three months ended March 31, 2003, net income was $15.7 million.

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

Cash provided by operations for the three months ended March 31, 2003 and 2002 was $61.9 million and $37.8 million.  The increase was primarily attributable to the timing of cash receipts and payments related to working capital accounts.

Cash used in investing activities for the three months ended March 31, 2003 and 2002 was $66.8 million and $54.3 million.  The increase was primarily attributable to the swap of our Griffin, GA system for the managed Shelbyville, KY and New Albany, IN systems owned by Comcast of Montana/Indiana/- Kentucky/Ohio offset by reduced capital spending during the current quarter.

Cash provided by financing activities for the three months ended March 31, 2003 and 2002 was $20.8 million and $122.7 million.  The decrease was primarily attributable to lower net borrowings from the Insight Midwest Holdings Credit Facility during the three months ended March 31, 2003, a $1.3 million principal repayment of the Insight Ohio Credit Facility on March 31, 2003 and the absence of borrowings from our parent under an inter-company loan.  We contributed $7.0 million to Insight Ohio during the three months ended March 31, 2003 and 2002.

For the three months ended March 31, 2003 and 2002, we spent $39.7 million and $45.4 million in capital expenditures largely to support our plant rebuild in Illinois which is estimated to be substantially completed by year-end, telephone deployment and success-based capital including interactive digital and high-speed data expansion.

On March 28, 2002, we borrowed $100.0 million from Insight Inc., $97.0 million of which was contributed to Insight Midwest Holdings in April 2002 for use in paying down the credit facility balance and in funding financing costs associated with the amendments, and $3.0 million of which was contributed to Insight Ohio on March 28, 2002.  Insight Midwest Holdings is permitted to make distributions to us for the purpose of repaying this loan provided that there are no defaults existing under the credit facility.  This loan bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments.

We have a substantial amount of debt.  Our high level of debt could have important consequences for you.  Our principal source of cash we need to pay our obligations and to repay the principal amount of our debt obligations is the cash that our subsidiaries generate from their operations and their borrowings.  We believe that the Midwest Holdings Credit Facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan.  We have the ability to draw upon the $283.0 million of unused availability under the Midwest Holdings Credit Facility as of March 31, 2003 to fund any shortfall resulting from the inability of our cash from operations to fund our capital expenditures, meet our debt service requirements or otherwise fund our operations.

The following table summarizes our contractual obligations and commitments, excluding interest, preferred dividends and commitments for programming, as of March 31, 2003, including periods in which the related payments are due (in thousands):

	Long-Term Debt	Preferred Interests	Operating Leases	Total

2003	$3,750	$––	$1,953	$5,703
2004	80,000	––	1,884	81,884
2005	81,250	––	1,265	82,515
2006	81,250	140,000	938	222,188
2007	81,250	––	475	81,725
Thereafter	2,148,250	55,869	904	2,205,023

Total cash obligations	$2,475,750	$195,869	$7,419	$2,679,038

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

As of March 31, 2003, we had entered into interest rate swaps that approximated $435.0 million, or 29.2%, of our borrowings under all of our credit facilities of which $285.0 million expires in July 2003 and $150.0 million expires in August 2004.  A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $10.6 million.

Additionally, in February 2003, we entered into two interest rate swap agreements whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 7.7%, on $185.0 million notional value of debt.  These interest rate swaps expire in November 2005.  A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $1.9 million.

The fair market value and carrying value of our 9¾% and 10½% senior notes was $921.6 million and $871.1 million as of March 31, 2003.  The fair market value of our credit facility borrowings approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest.  As of March 31, 2003, the estimated fair value (cost if terminated) of our interest rate swap and collar agreements was approximately ($11.1) million, which represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices and is reflected in our financial statements as other non-current liabilities.  Changes in the fair value of derivative financial instruments are either recognized in income or in partners’ capital as a component of accumulated other comprehensive loss depending on whether the derivative financial instruments qualify for hedge accounting.

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, under the supervision and with the participation of Insight Midwest L.P.’s (“Insight Midwest”) management, including its Chief Executive Officer and its Chief Financial Officer, Insight Midwest’s management has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, Insight Midwest’s Chief Executive Officer and its Chief Financial Officer have concluded that Insight Midwest’s disclosure controls and procedures are effective in timely alerting them to material information relating to Insight Midwest (including its consolidated subsidiaries) required to be included in Insight Midwest’s periodic SEC filings.  There have been no significant changes in Insight Midwest’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Within the 90 days prior to the date of this report, under the supervision and with the participation of Insight Capital, Inc.’s (“Insight Capital”) management, including its Chief Executive Officer and its Chief Financial Officer, Insight Capital’s management has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, Insight Capital’s Chief Executive Officer and its Chief Financial Officer have concluded that Insight Capital’s disclosure controls and procedures are effective in timely alerting them to material information relating to Insight Capital required to be included in Insight Capital’s periodic SEC filings.  There have been no significant changes in Insight Capital’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

          None

(b) Reports on Form 8-K:

          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2003	INSIGHT MIDWEST, L.P.

/s/ DINESH C. JAIN

Dinesh C. Jain Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2003	INSIGHT CAPITAL, INC.

/s/ DINESH C. JAIN

Dinesh C. Jain Senior Vice President and Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I,  Kim D. Kelly certify that:

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

5)

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

Kim D. Kelly President and Chief Executive Officer Insight Midwest, L.P. May 12, 2003

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

5)

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

/s/ DINESH C. JAIN

Dinesh C. Jain Senior Vice President and Chief Financial Officer Insight Midwest, L.P. May 12, 2003

I,  Kim D. Kelly certify that:

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

5)

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

Kim D. Kelly President and Chief Executive Officer Insight Capital, Inc. May 12, 2003

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

5)

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

/s/ DINESH C. JAIN

Dinesh C. Jain Senior Vice President and Chief Financial Officer Insight Capital, Inc. May 12, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER UNDER
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kim D. Kelly, hereby certify that the quarterly report on Form 10-Q of Insight Midwest, L.P. (the “registrant”) for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

/s/ KIM D. KELLY

Kim D. Kelly President and Chief Executive Officer Insight Midwest, L.P. May 12, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER UNDER
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Dinesh C. Jain, hereby certify that the quarterly report on Form 10-Q of Insight Midwest, L.P. (the “registrant”) for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

/s/ DINESH C. JAIN

Dinesh C. Jain Senior Vice President and Chief Financial Officer Insight Midwest, L.P. May 12, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER UNDER
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kim D. Kelly, hereby certify that the quarterly report on Form 10-Q of Insight Capital, Inc. (the “registrant”) for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

/s/ KIM D. KELLY

Kim D. Kelly President and Chief Executive Officer Insight Capital, Inc. May 12, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER UNDER
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Dinesh C. Jain, hereby certify that the quarterly report on Form 10-Q of Insight Capital, Inc. (the “registrant”) for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

/s/ DINESH C. JAIN

Dinesh C. Jain Senior Vice President and Chief Financial Officer Insight Capital, Inc. May 12, 2003