Form 10-Q
period 2003-06-30
INSIGHT CAPITAL INC; INSIGHT MIDWEST LP
filed 2003-08-08
CIK 1110456, 1110458

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2003

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

INSIGHT MIDWEST, LP
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2003	December 31, 2002

	unaudited
Assets
Cash and cash equivalents	$39,190	$9,937
Trade accounts receivable, net of allowance for doubtful accounts of $1,276 and $1,296 as of June 30, 2003 and December 31, 2002	28,857	26,142
Launch funds receivable	1,315	5,197
Prepaid expenses and other assets	15,374	14,513

Total current assets	84,736	55,789
Fixed assets, net	1,198,236	1,202,003
Goodwill	14,684	15,219
Franchise costs	2,357,431	2,326,833
Deferred financing costs, net of accumulated amortization of $8,753 and $6,895 as of June 30, 2003 and December 31, 2002	24,543	26,402

Total assets	$3,679,630	$3,626,246

Liabilities and partners’ capital
Accounts payable	$13,436	$46,747
Accrued expenses and other liabilities	20,540	21,427
Accrued property taxes	21,681	14,428
Accrued programming costs	64,243	35,362
Deferred revenue	6,369	4,132
Interest payable	23,877	24,685
Debt – current portion	45,834	5,000
Preferred interest distribution payable	5,250	5,250
Due to affiliates	32,325	25,775

Total current liabilities	233,555	182,806
Deferred revenue	5,522	6,533
Debt	2,433,249	2,428,596
Other non-current liabilities	42,407	53,085
Commitments and contingencies
Preferred interests	195,173	191,820
Partners’ capital:
Partners’ accumulated capital	777,198	781,226
Accumulated other comprehensive loss	(7,474)	(17,820)

Total partners’ capital	769,724	763,406

Total liabilities and partners’ capital	$3,679,630	$3,626,246

See accompanying notes

INSIGHT MIDWEST, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Revenue	$222,376	$199,676	$436,671	$391,362
Operating costs and expenses:
Programming and other operating costs	81,349	69,214	160,882	138,329
Selling, general and administrative	41,820	36,600	81,825	72,706
Management fees	6,494	5,650	12,790	11,070
High-speed data charges	—	—	—	4,116
Depreciation and amortization	58,619	48,337	112,187	95,638

Total operating costs and expenses	188,282	159,801	367,684	321,859

Operating income	34,094	39,875	68,987	69,503
Other income (expense):
Gain on cable system exchange	—	—	26,992	—
Interest expense	(45,367)	(43,259)	(91,659)	(87,845)
Interest income	64	48	99	98
Other	1,881	21	1,906	24

Total other expense, net	(43,422)	(43,190)	(62,662)	(87,723)

Net income (loss)	(9,328)	(3,315)	6,325	(18,220)
Accrual of preferred interests	(5,203)	(5,002)	(10,353)	(9,957)

Net loss applicable to common interests	$(14,531)	$(8,317)	$(4,028)	$(28,177)

See accompanying notes

INSIGHT MIDWEST, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended June 30,

	2003	2002

Operating activities:
Net income (loss)	$6,325	$(18,220)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	112,187	95,638
Provision for losses on trade accounts receivable	5,106	6,120
Amortization of note discount	987	370
Gain on cable systems exchange	(26,992)	—
Changes in operating assets and liabilities, net of the effect of acquisitions:
Trade accounts receivable	(7,821)	(4,815)
Launch fund receivable	3,882	5,717
Prepaid expenses and other assets	(861)	6,067
Accounts payable	(33,311)	(38,785)
Accrued expenses and other liabilities	41,956	(5,415)

Net cash provided by operating activities	101,458	46,677

Investing activities:
Purchase of fixed assets	(82,442)	(119,365)
Purchase of intangible assets	(788)	(877)
Purchase of cable television systems, net	(26,475)	(8,822)

Net cash used in investing activities	(109,705)	(129,064)

Financing activities:
Distributions of preferred interests	(7,000)	(7,000)
Proceeds from borrowings under credit facility	47,000	76,000
Repayment of credit facilities	(2,500)	(95,000)
Borrowings from parent under inter-company loan	—	100,000
Principal payment on capital lease and other non-current liabilities	—	(450)
Debt issuance costs	—	(1,888)

Net cash provided by financing activities	37,500	71,662

Net increase (decrease) in cash and cash equivalents	29,253	(10,725)
Cash and cash equivalents, beginning of period	9,937	12,146

Cash and cash equivalents, end of period	$39,190	$1,421

See accompanying note

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

Through our wholly owned subsidiaries Insight Communications of Central Ohio, LLC (“Insight Ohio”) and Insight Midwest Holdings, LLC (“Insight Midwest Holdings”), which wholly owns Insight Communications Midwest, LLC (“Insight Communications Midwest”) and Insight Communications of Kentucky, L.P. (“Insight Kentucky”), we own and operate cable television systems in Indiana, Kentucky, Ohio, and Illinois which passed approximately 2.3 million homes and served approximately 1.3 million customers as of June 30, 2003.  In addition, we also owned and operated a cable television system in Griffin, Georgia through February 28, 2003.

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

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Responsibility for Interim Financial Statements (continued)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003 or any other interim period.

3. Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopted SFAS No. 143 on January 1, 2003, in accordance with the new statement. The adoption of SFAS No. 143 had no impact on our financial condition or results of operations.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met.  FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 become effective during the third quarter of 2003. For variable interest entities acquired prior to February 1, 2003, any difference between the net amount added to the balance sheet and the amount of any previously recognized interest in the variable interest entity will be recognized as a cumulative effect of an accounting change.  We are currently evaluating the provisions of FIN 46 but do not believe the adoption of FIN 46 will have a significant impact on our consolidated financial position or results of operations.

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Long-Lived Assets

Fixed assets consisted of:

	June 30, 2003	December 31, 2002

	(in thousands)
Land, buildings and improvements	$32,606	$32,427
Cable system equipment	1,918,135	1,829,942
Furniture, fixtures and office equipment	15,235	14,663

	1,965,976	1,877,032
Less accumulated depreciation and amortization	(767,740)	(675,029)

Total fixed assets, net	$1,198,236	$1,202,003

We recorded amortization expense of $947,000 and $1.9 million for the three and six months ended June 30, 2003 and $1.3 million and $2.6 million for the three and six months ended June 30, 2002.  We estimate aggregate amortization expense, primarily related to deferred financing costs, to be approximately $3.8 million for each of the five succeeding fiscal years.

5. Debt

Debt consisted of:

	June 30, 2003	December 31, 2002

	(in thousands)
Insight Ohio Credit Facility	$22,500	$25,000
Note payable to Insight Inc.	100,000	100,000
Insight Midwest Holdings Credit Facility	1,485,000	1,438,000
Insight Midwest 9¾% Senior Notes	385,000	385,000
Insight Midwest 10½% Senior Notes	500,000	500,000

	2,492,500	2,448,000
Less unamortized discount on notes	(13,417)	(14,404)

Total debt	$2,479,083	$2,433,596

Insight Midwest Holdings Credit Facility

Insight Midwest Holdings is party to a $1.75 billion credit facility.  On March 28, 2002, we borrowed $100.0 million from Insight Inc., $97.0 million of which was contributed to Insight Midwest Holdings in April 2002 for use in paying down the credit facility balance and in funding financing costs associated with the amendments, and $3.0 million of which was contributed to Insight Ohio as of March 28, 2002.  Insight Midwest Holdings is permitted to make distributions to us for the purpose of repaying this loan

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Debt (continued)

provided that there are no defaults existing under the credit facility.  This loan bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments.

Debt Principal Payments

As of June 30, 2003, principal payments required on our debt were as follows (in thousands):

2003	$2,500
2004	80,000
2005	81,250
2006	81,250
2007	81,250
Thereafter	2,166,250

Total	$2,492,500

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

Floating Rate to Fixed Rate Swaps

As of June 30, 2003 and December 31, 2002, we had entered into various interest rate swap and collar agreements effectively fixing interest rates between 5.0% and 5.9% on $435.0 million notional value of debt.  Of the agreements outstanding as of June 30, 2003, $285.0 million expire in July 2003 and $150.0 million expire in August 2004.  We recorded $2.6 million and $2.7 million of accrued interest related to these agreements as of June 30, 2003 and December 31, 2002.

Fixed Rate to Floating Rate Swaps

In February 2003, we entered into two interest rate swap agreements whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 7.7%, on $185.0 million notional value of debt.  Six-month LIBOR ranged between 1.26% and 1.34% for February and March 2003.  In May 2003, we settled these swaps and received proceeds of $1.8 million and recorded a gain in this amount, which is included in other income.

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Debt (continued)

In July 2003, we entered into three new interest rate swap agreements whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 8.4%, on $185.0 million notional value of debt.

6. Comprehensive Income (Loss)

Comprehensive income (loss) totaled ($5.7) million and $16.7 million for the three and six months ended June 30, 2003 and ($4.4) million and ($13.3) million for the three and six months ended June 30, 2002.  We record the effective portion of certain derivatives’ gains or losses as accumulated other comprehensive income or loss in the accompanying consolidated balance sheets.

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

Programming

We purchase the majority of our programming through affiliates of Comcast Cable.  Charges for such programming, including a 1½% administrative fee, were $35.3 million and $70.8 million for the three and six months ended June 30, 2003 and $33.2 million and $64.2 million for the three and six months ended June 30, 2002.  As of June 30, 2003 and December 31, 2002, $48.9 million and $22.6 million of accrued programming costs were due to affiliates of Comcast Cable.  We believe that the programming rates charged through these affiliates are lower than those available from independent parties.

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Telephone Agreements

In July 2000, to facilitate delivery of telephone services we entered into a ten-year agreement with AT&T Broadband (now known as Comcast Cable) that allows us to deliver local telephone service.  Under the terms of the agreement, we lease certain capacity on our network to Comcast Cable.  Revenue earned from leased network capacity used in the provision of telephone services was $1.4 million and $2.6 million for the three and six months ended June 30, 2003 and $339,000 and $581,000 for the three and six months ended June 30, 2002.

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

Advertising Services

In October 1999, to facilitate the administration of our advertising services in our Kentucky Systems, we entered into an agreement expiring on January 1, 2004 with an affiliate of AT&T Broadband (now known as Comcast Cable), which provides for this affiliate to perform all of our Kentucky advertising sales and related administrative services.  We, through our Kentucky Systems, earned advertising revenues through this affiliate of $5.2 million and $9.1 million for the three and six months ended June 30, 2003 and $3.8 million and $7.1 for the three and six months ended June 30, 2002.  As of June 30, 2003 and December 31, 2002, we had $10.4 million and $8.5 million as a receivable due from this affiliate included in other current assets.  We pay this affiliate a fixed and variable fee for providing this service based on advertising sales cash flow growth.  As of June 30, 2003 and December 31, 2002, we had $576,000 and $308,000 recorded as payables to this affiliate related to such services.

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

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Litigation

In November 2000, we filed a state court action against the City of Louisville for its grant, in September 2000, of a more favorable franchise to Knology, Inc. Upon commencement of this action, the City, pursuant to a provision in its franchise agreement with Knology, automatically suspended Knology’s franchise pending a court determination. Knology filed a federal court action against us seeking monetary damages and other relief for alleged violations of federal laws arising out of our having filed, pursuant to the provisions of our own franchise agreement with the City, the state court action. In March 2001, the federal court preliminarily set aside the suspension of Knology’s franchise. In May 2003, the federal court granted us summary judgment and dismissed six of Knology’s 11 claims. The court granted summary judgment to Knology on three claims, two of which resulted in permanently enjoining enforcement of the automatic suspension provision of Knology’s franchise agreement and do not involve damages. The third such claim is for violation of Knology’s first amendment rights, which will proceed to trial solely on the issue of damages, and would result in an award of legal fees and court costs specific to such claim if upheld. The remaining undecided claims relate to allegations of anticompetitive conduct and are to proceed to trial on the merits. We have petitioned the court for reconsideration on the undismissed claims or, in the alternative, to allow for immediate appeal.  This petition is currently pending a hearing and determination by the court.  The federal court has stayed trial pending final resolution of the state court action. We continue to believe that we have substantial and meritorious defenses to the remaining asserted federal claims and intend to defend them vigorously. Consequently, we have not recorded any loss reserves in the accompanying financial statements.

We are subject to various legal proceedings that arise in the ordinary course of business. While it is impossible to determine with certainty the ultimate outcome of these matters, it is our opinion that the resolution of these matters will not have a material adverse affect on our consolidated financial condition.

10. Subsequent Event

On July 22, 2003, Insight Inc. issued a press release announcing plans to refinance all of the obligations of Insight Ohio.  As of June 30, 2003, these obligations were comprised of the Insight Ohio credit facility ($22.5 million principal amount), and the 10% senior notes due 2006 ($140.0 million principal amount) and 12 7/8% senior discount notes due 2008 ($55.9 million principal amount at maturity) conditionally guaranteed by Insight Ohio and for which Insight Ohio is obligated to make distributions in respect of the Series A and Series B preferred interests held by Coaxial Communications of Central

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Subsequent Event

Ohio, Inc. (“Coaxial”).  The transactions will be accomplished through a refinancing of our $900 million term loan under the Insight Midwest Holdings credit facility into a new $1.125 billion term loan, increasing the total credit facility size to $1.975 billion from $1.750 billion.  We estimate that we will record a loss on the extinguishment of the obligations of Insight Ohio of $8.3 million as a result of call premiums.

In connection with the refinancing transactions, Insight Inc. anticipates that it will have the opportunity, using approximately $30.0 million of its existing cash on hand, to purchase the equity of Coaxial and satisfy its related put obligation to the Coaxial equity holders.  As a consequence of the Coaxial purchase, Insight Inc. will beneficially own 800,000 shares of its outstanding common stock, which it expect to retire.  The proposed transactions are subject to the completion of definitive documents and customary closing conditions. Closing is expected to occur during the third quarter of 2003.

INSIGHT CAPITAL, INC.
BALANCE SHEETS
(in thousands)

	June 30, 2003	December 31, 2002

	unaudited
Assets
Cash	$1	$1
Deferred financing costs, net of accumulated amortization of $5,327 and $4,215 as of June 30, 2003 and December 31, 2002, respectively	14,807	15,919

Total assets	$14,808	$15,920

Liabilities and shareholders’ deficit
Accrued interest	$18,134	$18,134

Total current liabilities	18,134	18,134
Senior notes, to be paid by Insight Midwest, LP	871,584	870,596

Total liabilities	889,718	888,730
Shareholders’ deficit:
Common stock; $.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Paid-in-capital	1	1
In-substance allocation of proceeds related to senior notes to be paid by Insight Midwest	(643,839)	(688,859)
Accumulated deficit	(231,072)	(183,952)

Total shareholders’ deficit	(874,910)	(872,810)

Total liabilities and shareholders’ deficit	$14,808	$15,920

See accompanying notes

INSIGHT CAPITAL, INC.
STATEMENT OF OPERATIONS
(unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Expenses:
Amortization	$(556)	$(366)	$(1,112)	$(732)
Interest expense	(23,004)	(18,185)	(46,008)	(36,370)

Net loss	$(23,560)	$(18,551)	$(47,120)	$(37,102)

See accompanying notes

INSIGHT CAPITAL, INC.
STATEMENT OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(47,120)	$(37,102)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	1,112	732
Accretion of discount on notes	988	370
Interest expense assumed by affiliate	45,020	36,000

Net cash provided by operating activities	—	—

Net increase in cash	—	—
Cash, beginning of period	1	1

Cash, end of period	$1	$1

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

Results of Operations

Revenues are earned from customer fees for cable television programming services including premium, digital and pay-per-view services and ancillary services, such as rental of converters and remote control devices, installations and from selling advertising.  In addition, we earn revenues from providing high-speed data and from facilitating the delivery of telephone services as well as from commissions for products sold through home shopping networks.

Although we reported net income during the six months ended June 30, 2003, primarily due to the gain recorded on the swap of our Griffin, GA system for the managed systems located in Shelbyville, KY and New Albany, IN, we have historically recorded net losses through December 31, 2002.  Some of the principle reasons for these net losses include depreciation and amortization associated with our acquisitions and capital expenditures related to construction and upgrading of our systems, and interest costs on borrowed money.  Beginning January 1, 2002, we no longer record amortization expense associated with goodwill and franchise costs; however, we expect to continue to report net losses for the foreseeable future.  We cannot predict what impact, if any, continued losses will have on our ability to finance our operations in the future.

The following table is derived for the periods presented from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(in thousands)
Revenue	$222,376	$199,676	$436,671	$391,362
Operating costs and expenses:
Programming and other operating costs	81,349	69,214	160,882	138,329
Selling, general and administrative	41,820	36,600	81,825	72,706
Management fees	6,494	5,650	12,790	11,070
High-speed data charges	—	—	—	4,116
Depreciation and amortization	58,619	48,337	112,187	95,638

Total operating costs and expenses	188,282	159,801	367,684	321,859

Operating income	34,094	39,875	68,987	69,503
Operating cash flow	92,713	88,212	181,174	165,141
Interest expense	(45,367)	(43,259)	(91,659)	(87,845)
Net income (loss)	(9,328)	(3,315)	6,325	(18,220)
Net cash provided by operating activities	39,605	8,844	101,458	46,677
Net cash used in investing activities	42,862	74,759	109,705	129,064
Net cash provided by (used in) financing activities	16,750	(51,003)	37,500	71,662

Operating cash flow is a financial measure that is not calculated and presented in accordance with accounting principles generally accepted in the United States. We define operating cash flow as operating income or loss before depreciation and amortization. Operating cash flow eliminates the effect on operating income of non-cash depreciation of tangible assets and amortization of certain intangible assets and, therefore, is useful to management in measuring the overall operational strength and performance of our company. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating our revenues. Management evaluates the costs of such tangible and intangible assets through other financial measures such as capital expenditures and investment spending. Another limitation of operating cash flow is that it does not reflect income net of interest expense, which is a significant expense of our company because of the substantial debt we incurred to acquire our cable television systems and finance the capital expenditures for the upgrade of our cable network.

Despite the limitations of operating cash flow, management believes that the presentation of this financial measure is relevant and useful for investors because it allows investors to evaluate our performance in a manner similar to the method used by management. In addition, operating cash flow is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, although our measure of operating cash flow may not be directly comparable to similar measures used by other companies. Operating cash flow should not be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as well as other measures of financial performance reported in accordance with accounting principles generally accepted in the United States.

The following calculations of OCF are not necessarily comparable to similarly titled amounts of other companies:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(in thousands)
Operating income	$34,094	$39,875	$68,987	$69,503
Adjustment:
Depreciation and amortization	58,619	48,337	112,187	95,638

Operating cash flow	$92,713	$88,212	$181,174	$165,141

Operating cash flow includes high-speed data charges of $4.1 million for the six months ended June 30, 2002 that were excluded in previous reports filed by us.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

The $22.7 million or 11% increase in revenue was primarily a result of gains in our high-speed data and digital services, which increased 59% and 21% over the prior year’s quarter.  In addition, our basic cable service revenue increased 7% primarily due to basic rate increases.

Revenue by service offering were as follows for the three months ended June 30 (in thousands):

	2003		2002
	Revenue by Service Offering	% of Total Revenue	Revenue by Service Offering	% of Total Revenue

Basic	$133,625	60.1%	$125,034	62.6%
Digital	20,049	9.0%	16,550	8.3%
High-speed data	22,352	10.1%	14,080	7.1%
Premium / analog pay-per-view	14,387	6.5%	15,637	7.8%
Telephone	2,796	1.2%	1,130.5%
Advertising	15,179	6.8%	13,292	6.7%
Franchise fees	6,812	3.1%	6,163	3.1%
Other	7,176	3.2%	7,790	3.9%

Total	$222,376	100.0%	$199,676	100.0%

Revenue Generating Units (“RGUs”) were approximately 1,877,500 as of June 30, 2003 compared to approximately 1,707,000 as of June 30, 2002.  This represents a growth rate of 10%.  Giving effect to the Griffin swap, RGUs grew 9% from the prior year quarter.  RGUs represent the sum of basic, digital, high-speed data, and telephone customers.

Average monthly revenue per basic customer was $56.92 for the three months ended June 30, 2003, compared to $51.33 for the three months ended June 30, 2002 primarily reflecting the continued successful rollout of new product offerings in all markets.  Average monthly revenue per basic customer for high-speed data and digital service increased to $10.85 for the three months ended June 30, 2003, up from $7.87 for the three months ended June 30, 2002.

Programming and other operating costs increased $12.1 million or 18%.  The increase was primarily attributable to a 9% increase in our programming costs due to increased programming, customers served and additional programming added in our newly rebuilt systems.  The increase is also primarily attributable to a 73% increase in our high-speed data costs due to increased customers served.  Additionally, other operating costs increased as a result of a decrease in the amount of technical employee salaries capitalized due to the near completion of our rebuild activity and increases in plant maintenance costs.

Selling, general and administrative expenses increased $5.2 million or 14% as a result of increased costs related to annual salary increases and increases in payroll related costs for existing employees as well as the addition of new employees. Additionally, the increase is related to increased marketing costs to promote new and existing services and a decrease in funds received for marketing support (recorded as a reduction to selling, general and administrative expenses) for new channel launches and the addition of a new high-speed data call center.

Management fees increased $844,000 or 15% to $6.5 million for the three months ended June 30, 2003 from $5.7 million for the three months ended June 30, 2002.  Management fees, equal to approximately 3% of revenues, are paid to Insight LP.

Depreciation and amortization expense increased $10.3 million or 21% primarily as a result of additional capital expenditures through June 30, 2003 to support the continued rebuild of our Illinois systems, extend our plant and continue the rollout of digital, high-speed data and telephone services to existing and new service areas.

Operating cash flow increased $4.5 million or 5% primarily due to increased basic, digital and high-speed data revenue, offset by increases in programming and other operating costs and selling, general and administrative costs.

Interest expense remained relatively flat quarter over quarter.  The increase of $2.1 million or 5% is primarily related to higher outstanding debt, which averaged $2.47 billion for the three months ended June 30, 2003, versus $2.40 billion for the three months ended June 30, 2002, and higher average interest rates, which averaged 7.6% for the three months ended June 30, 2003, versus 7.1% for the three months ended June 30, 2002.

For the three months ended June 30, 2003, the net loss was $9.3 million.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

The $45.3 million or 12% increase in revenue was primarily the result of gains in our high-speed data and digital services, which increased 66% and 23% over the prior year’s same period.  In addition, our basic cable service revenue increased 7% primarily due to basic rate increases.

Revenue by service offering were as follows for the six months ended June 30 (in thousands):

	2003		2002
	Revenue by Service Offering	% of Total Revenue	Revenue by Service Offering	% of Total Revenue

Basic	$264,476	60.6%	$247,340	63.2%
Digital	39,181	9.0%	31,982	8.2%
High-speed data	42,613	9.8%	25,732	6.6%
Premium / analog pay-per-view	29,091	6.6%	31,014	7.9%
Telephone	5,364	1.2%	1,939.5%
Advertising	27,714	6.3%	24,823	6.3%
Franchise fees	13,514	3.1%	12,552	3.2%
Other	14,718	3.4%	15,980	4.1%

Total	$436,671	100.0%	$391,362	100.0%

Average monthly revenue per basic customer was $56.04 for the six months ended June 30, 2003, compared to $50.41 for the six months ended June 30, 2002 primarily reflecting the continued successful rollout of new product offerings in all markets.  Average monthly revenue per basic customer for high-speed data and digital service increased to $10.50 for the six months ended June 30, 2003, up from $7.43 for the six months ended June 30, 2002.

Programming and other operating costs increased $22.6 million or 16%.  The increase was primarily attributable to a 9% increase in our programming costs due to increased programming, customers served and additional programming added in our newly rebuilt systems.  The increase is also primarily attributable to a 39% increase in our high-speed data costs due to increased customers served.  Additionally, other operating costs increased as a result of a decrease in the amount of technical employee salaries capitalized due to the near completion of our rebuild activity and increases in plant maintenance costs.

Selling, general and administrative expenses increased $9.1 million or 13% primarily as a result of increased costs related to annual salary increases and increases in payroll related costs for existing employees as well as the addition of new employees. Additionally, the increase is related to increased marketing costs to promote new and existing services and a decrease in funds received for marketing support (recorded as a reduction to selling, general and administrative expenses) for new channel launches and the addition of a new high-speed data call center.

Management fees increased $1.7 million or 16% to $12.8 million for the six months ended June 30, 2003 from $11.1 million for the six months ended June 30, 2002.  Management fees, equal to approximately 3% of revenues, are paid to Insight LP.

High-speed data service charges were incurred through February 28, 2002 as a result of payments made to @Home, the former provider of high-speed data services for all of our systems, except for those located in Ohio.  On September 28, 2001, @Home filed for protection under Chapter 11 of the Bankruptcy Code.  For the purpose of continuing service to existing customers and to resume the provisioning of service to new customers, we entered into an interim service arrangement that required us to pay $10.0 million to @Home to extend service for three months through February 28, 2002.  As a result of this arrangement we incurred approximately $4.1 million in excess of our original agreed-to cost for such services rendered through February 28, 2002.

Depreciation and amortization expense increased $16.5 million or 17% primarily as a result of additional capital expenditures through June 30, 2003 to support the continued rebuild of our Illinois systems, extend our plant and continue the rollout of digital, high-speed data and telephone services to existing and new service areas.

Operating cash flow increased $16.0 million or 10% primarily due to increased basic, digital and high-speed data revenue, partially offset by increases in programming and other operating costs and selling, general and administrative costs.  In addition, the increase in operating cash flow is also attributable to the absence of high-speed data service charges to @Home for the six months ended June 30, 2003 that were previously included in the adjustments to operating cash flow during the six months ended June 30, 2002.

Interest expense remained relatively flat period over period.  The increase of $3.8 million or 4% is primarily related to higher outstanding debt, which averaged $2.46 billion for the six months ended June 30, 2003, versus $2.37 billion for the six months ended June 30, 2002, and higher average interest rates, which averaged 7.3% for the six months ended June 30, 2003, versus 7.2% for the six months ended June 30, 2002.

For the six months ended June 30, 2003, net income was $6.3 million.

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

Cash provided by operations for the six months ended June 30, 2003 and 2002 was $101.5 million and $46.7 million.  The increase was primarily attributable to the increase in accrued programming costs during the six months ended June 30, 2003 and the timing of cash receipts and payments related to the remaining working capital accounts.

Cash used in investing activities for the six months ended June 30, 2003 and 2002 was $109.7 million and $129.1 million.  The decrease was primarily attributable to reduced capital spending during the six months ended June 30, 2003 due to the near completion of our system rebuilds offset by cash paid for the swap of our Griffin, GA system for the managed Shelbyville, KY and New Albany, IN systems owned by Comcast of Montana/Indiana/Kentucky/Ohio.

Cash provided by financing activities for the six months ended June 30, 2003 and 2002 was $37.5 million and $71.7 million.  The change was primarily attributable to the absence of debt principal repayments under the Insight Midwest Holdings Credit Facility offset by reduced new borrowings under the Insight Midwest Holdings Credit Facility.  We contributed $7.0 million to Insight Ohio during each of the six months ended June 30, 2003 and 2002.

For the six months ended June 30, 2003 and 2002, we spent $82.4 million and $119.4 million in capital expenditures largely to support our plant rebuild in Illinois which is estimated to be substantially completed by year-end, telephone deployment and success-based capital including interactive digital and high-speed data expansion.

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

On July 22, 2003, Insight Inc. issued a press release announcing plans to refinance all of the obligations of Insight Ohio.  As of June 30, 2003, these obligations were comprised of the Insight Ohio credit facility ($22.5 million principal amount), and the 10% senior notes due 2006 ($140.0 million principal amount) and 12 7/8% senior discount notes due 2008 ($55.9 million principal amount at maturity) conditionally guaranteed by Insight Ohio and for which Insight Ohio is obligated to make distributions in respect of the Series A and Series B preferred interests held by Coaxial Communications of Central Ohio, Inc. (“Coaxial”).  The transactions will be accomplished through a refinancing of our $900 million term loan under the Insight Midwest Holdings credit facility into a new $1.125 billion term loan, increasing the total credit facility size to $1.975 billion from $1.750 billion.  We estimate that we will record a loss on the extinguishment of the obligations of Insight Ohio of $8.3 million as a result of call premiums.

In connection with the refinancing transactions, Insight Inc. anticipates that it will have the opportunity, using approximately $30.0 million of its existing cash on hand, to purchase the equity of Coaxial and satisfy its related put obligation to the Coaxial equity holders.  As a consequence of the Coaxial purchase, Insight Inc. will beneficially own 800,000 shares of its outstanding common stock, which it expect to retire.  The proposed transactions are subject to the completion of definitive documents and customary closing conditions. Closing is expected to occur during the third quarter of 2003.

We have a substantial amount of debt.  Our high level of debt could have important consequences for you.  Our principal source of cash we need to pay our obligations and to repay the principal amount of our debt obligations is the cash that our subsidiaries generate from their operations and their borrowings.  We believe that the Midwest Holdings Credit Facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan.  We have the ability to draw upon the $265.0 million of unused availability under the Midwest Holdings Credit Facility as of June 30, 2003 to fund any shortfall resulting from the inability of our cash from operations to fund our capital expenditures, meet our debt service requirements or otherwise fund our operations.

The following table summarizes our contractual obligations and commitments, excluding interest, preferred dividends and commitments for programming, as of June 30, 2003, including periods in which the related payments are due (in thousands):

	Long-Term Debt	Preferred Interests	Operating Leases	Total

2003	$2,500	$—	$1,354	$3,854
2004	80,000	—	1,906	81,906
2005	81,250	—	1,303	82,553
2006	81,250	140,000	988	222,238
2007	81,250	—	498	81,748
Thereafter	2,166,250	55,869	908	2,223,027

Total cash obligations	$2,492,500	$195,869	$6,957	$2,695,326

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

As of June 30, 2003, we had entered into interest rate swaps that approximated $435.0 million, or 28.9%, of our borrowings under all of our credit facilities of which $285.0 million expires in July 2003 and $150.0 million expires in August 2004.  A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $10.7 million.

In February 2003, we entered into two interest rate swap agreements whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 7.7%, on $185.0 million notional value of debt.  Six-month LIBOR ranged between 1.26% and 1.34% for February and March 2003.  In May 2003, we settled these swaps and received proceeds of $1.8 million and recorded a gain in this amount, which is included in other income.

In July 2003, we entered into three new interest rate swap agreements whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 8.4%, on $185.0 million notional value of debt.

The fair market value and carrying value of our 9¾% and 10½% senior notes was $958.1 million and $871.6 million as of June 30, 2003.  The fair market value of our credit facility borrowings approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest.  As of June 30, 2003, the estimated fair value (cost if terminated) of our interest rate swap and collar agreements was approximately ($7.5) million, which represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices and is reflected in our financial statements as other non-current liabilities.  Changes in the fair value of derivative financial instruments are either recognized in income or in partners’ capital as a component of accumulated other comprehensive loss depending on whether the derivative financial instruments qualify for hedge accounting.

Item 4. Controls and Procedures

Insight Midwest’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of June 30, 2003. Based upon that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective to ensure that information required to be disclosed by Insight Midwest in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in Insight Midwest’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Insight Capital’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of June 30, 2003. Based upon that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective to ensure that information required to be disclosed by Insight Capital in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in Insight Capital’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 to Notes to Consolidated Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer of Insight Midwest, L.P.
31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer of Insight Midwest, L.P.
31.3	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer of Insight Capital, Inc.
31.4	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer of Insight Capital, Inc.
32.1	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of Insight Midwest, L.P.
32.2	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of Insight Capital, Inc.

(b)  Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2003	INSIGHT MIDWEST, LP

/s/ DINESH C. JAIN

Dinesh C. Jain Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2003	INSIGHT CAPITAL, INC.

/s/ DINESH C. JAIN

Dinesh C. Jain Senior Vice President and Chief Financial Officer (Principal Financial Officer)