Form 10-Q
period 2003-09-30
INSIGHT CAPITAL INC; INSIGHT MIDWEST LP
filed 2003-11-13
CIK 1110456, 1110458

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

INSIGHT MIDWEST, LP

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2003	December 31, 2002
	unaudited
Assets
Cash and cash equivalents	$17,244	$9,937
Trade accounts receivable, net of allowance for doubtful accounts of $1,220 and $1,296 as of September 30, 2003 and December 31, 2002	23,717	26,142
Launch funds receivable	7,599	5,197
Prepaid expenses and other assets	23,069	14,513

Total current assets	71,629	55,789

Fixed assets, net	1,190,951	1,202,003
Goodwill	14,684	15,219
Franchise costs	2,357,425	2,326,833
Deferred financing costs, net of accumulated amortization of $9,665 and $6,895 as of September 30, 2003 and December 31, 2002	25,564	26,402

Total assets	$3,660,253	$3,626,246

Liabilities and partners’ capital
Accounts payable	$47,997	$46,747
Accrued expenses and other liabilities	29,545	21,427
Accrued property taxes	24,079	14,428
Accrued programming costs	39,729	35,362
Deferred revenue	10,801	4,132
Interest payable	44,066	24,685
Debt – current portion	46,688	5,000
Preferred interest distribution payable	—	5,250
Due to affiliates	36,477	25,775

Total current liabilities	279,382	182,806

Deferred revenue	5,023	6,533
Debt	2,575,389	2,428,596
Other non-current liabilities	6,134	53,085
Commitments and contingencies

Preferred interests	—	191,820

Partners’ capital:
Partners’ accumulated capital	799,259	781,226
Accumulated other comprehensive loss	(4,934)	(17,820)

Total partners’ capital	794,325	763,406

Total liabilities and partners’ capital	$3,660,253	$3,626,246

See accompanying notes

INSIGHT MIDWEST, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenue	$227,697	$204,878	$664,368	$596,240

Operating costs and expenses:
Programming and other operating costs	81,285	70,037	242,167	208,366
Selling, general and administrative	41,765	37,855	123,590	110,561
Management fees	6,673	6,365	19,463	17,435
High-speed Internet charges	—	—	—	4,116
Depreciation and amortization	54,723	61,227	166,910	156,865

Total operating costs and expenses	184,446	175,484	552,130	497,343

Operating income	43,251	29,394	112,238	98,897

Other income (expense):
Gain on cable system exchange	—	—	26,992	—
Gain on settlement of programming contract	37,137	—	37,137	—
Loss from early extinguishments of debt	(10,879)	—	(10,879)	—
Interest expense	(48,835)	(47,636)	(140,494)	(135,481)
Interest income	132	36	231	134
Other	(1,222)	36	684	60

Total other expense, net	(23,667)	(47,564)	(86,329)	(135,287)

Net income (loss)	19,584	(18,170)	25,909	(36,390)
Accrual of preferred interests	—	(5,050)	(10,353)	(15,007)

Net income (loss) applicable to common interests	$19,584	$(23,220)	$15,556	$(51,397)

See accompanying notes

INSIGHT MIDWEST, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2003	2002
Operating activities:
Net income (loss)	$25,909	$(36,390)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	166,910	156,865
Provision for losses on trade accounts receivable	9,712	10,091
Amortization of note discount	1,481	555
Gain on cable systems exchange	(26,992)	—
Gain on settlement of programming contract	(34,819)	—
Loss on interest rate swaps	1,201	—
Loss on early extinguishments of debt	2,616	—
Changes in operating assets and liabilities, net of the effect of acquisitions:
Trade accounts receivable	(7,287)	(5,021)
Launch fund receivable	(2,402)	5,807
Prepaid expenses and other assets	(8,556)	9,714
Accounts payable	1,250	(45,200)
Accrued expenses and other liabilities	57,004	15,804

Net cash provided by operating activities	186,027	112,225

Investing activities:
Purchase of fixed assets	(128,867)	(185,660)
Purchase of intangible assets	(815)	(235)
Purchase of cable television systems, net	(26,475)	(8,822)

Net cash used in investing activities	(156,157)	(194,717)

Financing activities:
Distributions of preferred interests	(11,554)	(14,000)
Net proceeds from borrowings under credit facility	212,000	86,000
Repayment of credit facilities	(25,000)	(95,000)
Repayment of Coaxial notes	(195,869)	—
Borrowings from parent under inter-company loan	—	100,000
Principal payment on capital lease and other non-current liabilities	—	(683)
Debt issuance costs	(2,140)	(1,952)

Net cash provided by (used in) financing activities	(22,563)	74,365

Net increase (decrease) in cash and cash equivalents	7,307	(8,127)
Cash and cash equivalents, beginning of period	9,937	12,146

Cash and cash equivalents, end of period	$17,244	$4,019

See accompanying notes

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

We were formed in September 1999 to serve as the holding company and a financing vehicle for Insight Communications Company, Inc.’s (“Insight Inc.”) cable television system joint venture with AT&T Broadband, LLC (now known as Comcast Cable Holdings, LLC (“Comcast Cable”)). We are owned 50% by Insight Communications Company, L.P. (“Insight LP”), which is wholly owned by Insight Inc., and 50% by an indirect subsidiary of Comcast Cable. Insight LP serves as our general partner and manages and operates our systems.

Through our wholly owned operating subsidiaries, Insight Communications Midwest, LLC (“Insight Communications Midwest”), Insight Communications of Central Ohio, LLC (“Insight Ohio”) and Insight Kentucky Partners II, L.P. (“Insight Kentucky”), we own and operate cable television systems in Indiana, Kentucky, Ohio, and Illinois which passed approximately 2.3 million homes and served approximately 1.3 million customers as of September 30, 2003. In addition, we also owned and operated a cable television system in Griffin, Georgia through February 28, 2003.

The accompanying consolidated financial statements include the accounts of Insight Midwest Holdings, LLC, our wholly-owned subsidiary which owns 100% of the outstanding equity of our operating subsidiaries.

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

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Responsibility for Interim Financial Statements (continued)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003 or any other interim period.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 will become effective during the fourth quarter of 2003. For variable interest entities acquired prior to February 1, 2003, any difference between the net amount added to the balance sheet and the amount of any previously recognized interest in the variable interest entity will be recognized as a cumulative effect of an accounting change. We are currently evaluating the provisions of FIN 46 but do not believe the adoption of FIN 46 will have a significant impact on our consolidated financial position or results of operations.

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Recent Accounting Pronouncements (continued)

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability or, in some circumstances, as an asset, with many such financial instruments having been previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments outstanding before the issuance date of the Statement and still existing at July 1, 2003. Restatement is not permitted. As of July 1, 2003, we had $195.2 million of preferred interests recorded in our balance sheets as temporary equity. These preferred interests were fully accreted to their maturity value of $195.9 million as of August 15, 2003 and were subsequently converted to common interests in connection with our refinancing of the obligations of Insight Ohio. In connection with the adoption of SFAS No. 150, for the three months ended September 30, 2003, we recorded a $5.0 million accrual of preferred interests, which has been included in interest expense in our consolidated statements of operations.

4. Long-Lived Assets

Fixed assets consisted of:

	September 30, 2003	December 31, 2002
	(in thousands)
Land, buildings and improvements	$32,725	$32,427
Cable system equipment	1,964,264	1,829,942
Furniture, fixtures and office equipment	15,369	14,663

	2,012,358	1,877,032
Less accumulated depreciation and amortization	(821,407)	(675,029)

Total fixed assets, net	$1,190,951	$1,202,003

We recorded amortization expense of $995,000 and $2.9 million for the three and nine months ended September 30, 2003 and $210,000 and $2.8 million for the three and nine months ended September 30, 2002. We estimate aggregate amortization expense, primarily related to deferred financing costs, to be approximately $4.1 million for each of the five succeeding fiscal years.

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Debt

Debt consisted of:

	September 30, 2003	December 31, 2002
	(in thousands)
Insight Ohio Credit Facility	$—	$25,000
Note payable to Insight Inc.	100,000	100,000
Insight Midwest Holdings Credit Facility	1,650,000	1,438,000
Insight Midwest 9¾% Senior Notes	385,000	385,000
Insight Midwest 10½% Senior Notes	500,000	500,000

	2,635,000	2,448,000
Less unamortized discount on notes	(12,923)	(14,404)

Total debt	$2,622,077	$2,433,596

Insight Midwest Holdings $1.975 Billion Credit Facility

On March 28, 2002, we borrowed $100.0 million from Insight Inc., $97.0 million of which was contributed to Insight Midwest Holdings in April 2002 for use in paying down the credit facility balance and in funding financing costs associated with the amendments, and $3.0 million of which was contributed to Insight Ohio as of March 28, 2002. Insight Midwest Holdings serves as borrower under a $1.975 billion credit facility. Insight Midwest Holdings is permitted to make distributions to us for the purpose of repaying this loan provided that there are no defaults existing under the credit facility. This loan bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments.

On August 26, 2003 we amended the Insight Midwest Holdings Credit Facility in connection with our plan to refinance all of the obligations and conditionally guaranteed obligations of Insight Ohio. The amendment increased the Term B loan portion of the credit facility from $900.0 million to $1.125 billion which increased the total facility size to $1.975 billion from $1.750 billion. We recorded $2.0 million of deferred financing costs associated with this amendment that will be amortized over the remaining term of the credit facility.

On August 29, 2003, Insight Midwest Holdings distributed $22.0 million to us and, in turn, we contributed this amount to Insight Ohio for the purpose of repaying the Insight Ohio Credit Facility. Simultaneously, Insight Ohio used these proceeds plus cash on hand to repay the then outstanding balance of the Insight Ohio Credit Facility of $22.5 million plus accrued interest.

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Debt (continued)

Ohio Refinancing

On August 21, 1998, Insight LP and Coaxial Communications of Central Ohio, Inc. (“Coaxial”) entered into a contribution agreement pursuant to which Coaxial contributed to Insight Ohio substantially all of the assets and liabilities of its cable television systems located in Columbus, Ohio and Insight LP contributed $10.0 million in cash to Insight Ohio. As a result of the contribution, Coaxial owned 25% of the non-voting common equity and Insight LP, through its subsidiary Insight Holdings of Ohio, LLC, owned 75% of the non-voting common equity of Insight Ohio. In addition, Coaxial also received two separate series of voting preferred equity (Series A Preferred Interest—$140 million and Series B Preferred Interest—$30 million) of Insight Ohio.

The Voting Preferred Interests provided for cash distributions to Coaxial and certain of its affiliates in amounts equal to the payments required on the 10% Senior Notes and the 12 7/8% Senior Discount Notes. Insight Ohio was required to redeem the Series A Preferred Interests in August 2006 and the Series B Preferred Interest in August 2008. The Senior Notes and Senior Discount Notes were conditionally guaranteed by Insight Ohio.

On August 8, 2000, Insight Ohio purchased Coaxial’s 25% non-voting common equity interest. The purchase price was 800,000 shares of Insight Inc.’s common stock and cash in the amount of $2.6 million. In connection with the purchase, Insight Ohio’s operating agreement was amended to, among other things, remove certain participating rights of the principals of Coaxial and certain of its affiliates. Additionally, the agreement was amended to incorporate 70% of Insight Ohio’s total voting power into the common equity interests of Insight Ohio and 30% of Insight Ohio’s total voting power into the Preferred Interests of Insight Ohio.

Although the financial results of Insight Ohio have been consolidated in our financials since January 1, 2001, for financing purposes, until September 29, 2003, Insight Ohio was an unrestricted subsidiary of ours and was prohibited by the terms of its indebtedness from making distributions to us.

On September 25, 2003, Insight Inc. purchased all the outstanding equity of the owners of Coaxial, which held the preferred interests of Insight Ohio and 800,000 shares of Insight Inc.’s stock, for $29.4 million. The purchase was financed through Insight Inc.’s existing cash on hand. Additionally, the Purchase and Option Agreement, between Coaxial and Insight Inc., dated August 8, 2000, was terminated.

In connection with these transactions, Insight Inc. retired the 800,000 shares of it’s stock held by Coaxial and, immediately thereafter, contributed the purchased interests and our interests in Insight Ohio to Insight Midwest Holdings. Additionally, the Series A and Series B preferred interests were converted to common interests.

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Debt (continued)

On September 29, 2003, we retired the remaining Ohio obligations, comprised of the Senior Notes and Senior Discount Notes, through our refinancing of the Insight Midwest Holdings Credit Facility. Insight Ohio is now a restricted subsidiary under the terms of our indentures. We recorded a loss of $10.9 million on the extinguishment of these obligations as a result of call premiums and the write-off of deferred financing costs.

Debt Principal Payments

As of September 30, 2003, principal payments required on our debt were as follows (in thousands):

2003	$—
2004	62,250
2005	83,500
2006	83,500
2007	83,500
Thereafter	2,322,250

Total	$2,635,000

6. Derivative Instruments

We enter into derivative instruments, typically interest-rate swap and collar agreements, to modify the interest characteristics of our outstanding debt to either a floating or fixed rate basis. These agreements involve fixed and floating rate interest payments in exchange for floating and fixed rate interest receipts over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense related to the debt. The related amount payable or receivable is included in other liabilities or assets. We record the effective portion of certain derivatives’ gains or losses as accumulated other comprehensive income or loss in the accompanying consolidated balance sheets. Gains and losses related to derivative instruments that are determined not to be effective are recorded in our consolidated statements of operations as either an adjustment to interest expense or other income or expense depending on whether the swap is a cash flow hedge or fair value hedge.

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Derivative Instruments (continued)

Floating Rate to Fixed Rate Swaps

As of September 30, 2003 and December 31, 2002, we had entered into various interest rate swap and collar agreements effectively fixing interest rates between 5.0% and 5.9% on $150.0 million and $435.0 million notional value of debt. One agreement was outstanding as of September 30, 2003. This agreement expires in August 2004. We recorded $817,000 and $2.7 million of accrued interest related to these agreements as of September 30, 2003 and December 31, 2002. As of September 30, 2003 and December 31, 2002, the estimated fair value (cost if terminated) of our interest rate swap agreements was approximately $(4.9) million and $(17.8) million.

Fixed Rate to Floating Rate Swaps

In February 2003, we entered into two interest rate swap agreements whereby we swapped fixed rates under our 10 1/2% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 7.7%, on $185.0 million notional value of debt. Six-month LIBOR ranged between 1.26% and 1.34% for February and March 2003. In May 2003, we settled these swaps and received proceeds of $1.8 million and recorded a gain in this amount, which is included in other income (expense).

In July 2003, we entered into three new interest rate swap agreements whereby we swapped fixed rates under our 10 1/2% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 8.3%, on $185.0 million notional value of debt. These agreements expire November 1, 2005. We recorded a loss on these swaps of $1.2 million for the three months ended September 30, 2003, which is included in other income. As of September 30, 2003, we recorded $341,000 of interest receivable related to these agreements. The fair market value (cost if terminated) of these agreements was $(1.2) million as of September 30, 2003.

7. Comprehensive Income (Loss)

We record the effective portion of certain derivatives’ gains or losses as accumulated other comprehensive income or loss in the accompanying consolidated balance sheets. The following is a reconciliation of net income (loss) to comprehensive income (loss) (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income (loss)	$19,584	$(18,170)	$25,909	$(36,390)
Unrealized gain (loss) on interest rate swaps	2,540	(1,825)	12,886	3,076

Comprehensive income (loss)	$22,124	$(19,995)	$38,795	$(33,314)

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Related Party Transactions

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

Programming

We purchase the majority of our programming through affiliates of Comcast Cable. Charges for such programming, including a 1 1/2% administrative fee, were $36.7 million and $107.5 million for the three and nine months ended September 30, 2003 and $33.1 million and $97.3 million for the three and nine months ended September 30, 2002. As of September 30, 2003 and December 31, 2002, $53.2 million and $22.6 million of accrued programming costs were due to affiliates of Comcast Cable. We believe that the programming rates charged through these affiliates are lower than those available from independent parties.

In 2001, in connection with the purchase and contribution of our systems primarily located in Illinois, we acquired, through affiliates of Comcast Cable, an above-market programming contract. The above-market portion of the contract was recorded as an adjustment to the purchase price of the Illinois systems of $36.5 million with a long-term programming liability recorded in other non-current liabilities. This contract, under litigation between affiliates of Comcast Cable and the programmer, was renegotiated during the third quarter of 2003 and indirectly resulted in more favorable programming rates for us. As such, we recorded an adjustment to programming expense of $3.1 million and recorded a gain on the extinguishment of the liability for $37.1 million, both of which have been recorded in our consolidated statements of operations during the three months ended September 30, 2003.

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Related Party Transactions (continued)

Telephone Agreements

In July 2000, to facilitate delivery of telephone services we entered into a ten-year agreement with AT&T Broadband (now known as Comcast Cable) that allows us to deliver local telephone service. Under the terms of the agreement, we lease certain capacity on our network to Comcast Cable. Revenue earned from leased network capacity used in the provision of telephone services was $1.7 million and $4.2 million for the three and nine months ended September 30, 2003 and $624,000 and $1.2 million for the three and nine months ended September 30, 2002.

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

Advertising Services

In October 1999, to facilitate the administration of our advertising services in our Kentucky Systems, we entered into an agreement with an affiliate of AT&T Broadband, which provides for this affiliate to perform all of our Kentucky advertising sales and related administrative services. The agreement has been extended beyond its scheduled December 31, 2003 expiration date and may thereafter be terminated by either party upon 30 days notice. We, through our Kentucky Systems, earned advertising revenues through this affiliate of $4.5 million and $13.7 million for the three and nine months ended September 30, 2003 and $3.7 million and $10.8 million for the three and nine months ended September 30, 2002. As of September 30, 2003 and December 31, 2002, we had $9.4 million and $8.5 million as a receivable due from this affiliate included in other current assets. We pay this affiliate a fixed and variable fee for providing this service based on advertising sales cash flow growth. As of September 30, 2003 and December 31, 2002, we had $184,000 and $308,000 recorded as payables to this affiliate related to such services.

9. At Home Corporation

High-speed Internet service charges were incurred through February 28, 2002 as a result of payments made to At Home Corporation (“@Home”), the former provider of high-speed Internet services for all of our systems, except for those located in Ohio. On September 28, 2001, @Home filed for protection under Chapter 11 of the Bankruptcy Code. For the purpose of continuing service to existing customers and to resume the provisioning of service to new customers, we entered into an interim service arrangement that required that we pay $10.0 million to @Home to extend service for three months through February 28, 2002. As a result of this arrangement we incurred approximately $4.1 million in excess of our original agreed-to cost for such services rendered from January 1, 2002 through February 28, 2002 which are presented as high-speed Internet charges on our statement of operations.

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

Litigation

In November 2000, we filed a state court action against the City of Louisville for its grant, in September 2000, of a more favorable franchise to Knology of Louisville, Inc. Upon commencement of this action, the City, pursuant to a provision in its franchise agreement with Knology, automatically suspended Knology’s franchise pending a final, non-appealable court determination as to whether Knology’s franchise was more favorable than the franchise under which we operated. In November 2000, Knology filed a federal court action against us seeking monetary damages and other relief for alleged violations of federal laws arising out of our having filed, pursuant to the provisions of our own franchise agreement with the City, the state court action. In March 2001, the federal court preliminarily set aside the suspension of Knology’s franchise. In March 2002, a state circuit court ruled against our claim that Knology’s franchise was more favorable. We appealed the circuit court’s order to the state court of appeals which, in June 2003, upheld the lower court ruling. We have filed a motion for discretionary review of the appeals court’s ruling which is now pending before the Kentucky Supreme Court. In May 2003, the federal court granted us summary judgment and dismissed six of Knology’s 11 claims. The court granted summary judgment to Knology on three claims, two of which resulted in permanently enjoining enforcement of the automatic suspension provision of Knology’s franchise agreement and do not involve damages. The third such claim is for violation of Knology’s first amendment rights, which will proceed to trial solely on the issue of damages, and would result in an award of legal fees and court costs specific to such claim if upheld. The remaining undecided claims relate to allegations of anticompetitive conduct and are to proceed to trial on the merits. The federal court has stayed any trial pending final resolution of the state court action. In August 2003, the court agreed, in part, with our Motion for Reconsideration, that the stay provision provides no justification for an injunction since the language was severed. Further, the court granted our Motion to Certify Questions for an Immediate Appeal to the Sixth Circuit Court of Appeals where the Motion to Certify for Immediate Appeal is presently pending. We continue to believe that we have substantial and meritorious defenses to the remaining asserted federal claims and intend to defend them vigorously. Consequently, we have not recorded any loss reserves in the accompanying financial statements.

We are subject to various legal proceedings that arise in the ordinary course of business. While it is impossible to determine with certainty the ultimate outcome of these matters, it is our opinion that the resolution of these matters will not have a material adverse affect on our consolidated financial condition.

INSIGHT CAPITAL, INC.

BALANCE SHEETS

(in thousands)

	September 30, 2003	December 31, 2002
	unaudited
Assets
Cash	$1	$1
Deferred financing costs, net of accumulated amortization of $5,883 and $4,215 as of September 30, 2003 and December 31, 2002, respectively	14,251	15,919

Total assets	$14,252	$15,920

Liabilities and shareholders’ deficit
Accrued interest	$40,644	$18,134

Total current liabilities	40,644	18,134

Senior notes, to be paid by Insight Midwest, LP	872,078	870,596

Total liabilities	912,722	888,730
Shareholders’ deficit:
Common stock; $.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Paid-in-capital	1	1
In-substance allocation of proceeds related to senior notes to be paid by Insight Midwest	(643,839)	(688,859)
Accumulated deficit	(254,632)	(183,952)

Total shareholders’ deficit	(898,470)	(872,810)

Total liabilities and shareholders’ deficit	$14,252	$15,920

See accompanying notes

INSIGHT CAPITAL, INC.

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

	Three Months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Expenses:

Amortization	$(556)	$(366)	$(1,668)	$(1,098)
Interest expense	(23,004)	(18,185)	(69,012)	(54,555)

Net loss	$(23,560)	$(18,551)	$(70,680)	$(55,653)

See accompanying notes

INSIGHT CAPITAL, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2003	2002
Cash flows from operating activities:

Net loss	$(70,680)	$(55,653)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	1,668	1,098
Accretion of discount on notes	1,482	555
Interest expense assumed by affiliate	67,530	54,000

Net cash provided by operating activities	—	—

Net increase in cash	—	—
Cash, beginning of period	1	1

Cash, end of period	$1	$1

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

Results of Operations

Revenues are earned from customer fees for cable television programming services including premium, digital and pay-per-view services and ancillary services, such as rental of converters and remote control devices, installations and from selling advertising. In addition, we earn revenues from providing high-speed Internet and from facilitating the delivery of telephone services as well as from commissions for products sold through home shopping networks.

Although we reported net income during the nine months ended September 30, 2003, primarily due to the gain recorded on the settlement of a programming contract and the swap of our Griffin, GA system for the managed systems located in Shelbyville, KY and New Albany, IN, we have historically recorded net losses through December 31, 2002. Some of the principal reasons for these net losses include depreciation and amortization associated with our acquisitions and capital expenditures related to construction and upgrading of our systems, and interest costs on borrowed money. Beginning January 1, 2002, we no longer record amortization expense associated with goodwill and franchise costs; however, we expect to continue to report net losses for the foreseeable future. We cannot predict what impact, if any, continued losses will have on our ability to finance our operations in the future.

The following table is derived for the periods presented from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Revenue	$227,697	$204,878	$664,368	$596,240
Operating costs and expenses:
Programming and other operating costs	81,285	70,037	242,167	208,366
Selling, general and administrative	41,765	37,855	123,590	110,561
Management fees	6,673	6,365	19,463	17,435
High-speed Internet charges	—	—	—	4,116
Depreciation and amortization	54,723	61,227	166,910	156,865

Total operating costs and expenses	184,446	175,484	552,130	497,343

Operating income	43,251	29,394	112,238	98,897
Operating cash flow	97,974	90,621	279,148	255,762
Interest expense	48,835	47,636	140,494	135,481
Net income (loss)	19,584	(18,170)	25,909	(36,390)
Net cash provided by operating activities	84,569	65,548	186,027	112,225
Net cash used in investing activities	46,452	65,653	156,157	194,717
Net cash provided by (used in) financing activities	(60,063)	2,703	(22,563)	74,365
Capital expenditures	46,425	66,295	128,867	185,660

Operating cash flow is a financial measure that is not calculated and presented in accordance with accounting principles generally accepted in the United States. We define operating cash flow as operating income or loss before depreciation and amortization. Operating cash flow is useful to management in measuring the overall operational strength and performance of our company. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating our revenues. Management evaluates the costs of such tangible and intangible assets through other financial measures such as capital expenditures and investment spending. Another limitation of operating cash flow is that it does not reflect income net of interest expense, which is a significant expense of our company because of the substantial debt we incurred to acquire our cable television systems and finance the capital expenditures for the upgrade of our cable network.

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

The following is a reconciliation of operating income to operating cash flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Operating income	$43,251	$29,394	$112,238	$98,897
Adjustment:
Depreciation and amortization	54,723	61,227	166,910	156,865

Operating cash flow	$97,974	$90,621	$279,148	$255,762

Operating cash flow includes high-speed Internet charges of $4.1 million for the nine months ended September 30, 2002 that were excluded in previous reports filed by us.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

The $22.8 million or 11% increase in revenue was primarily a result of gains in high-speed Internet and digital service revenue, which increased 57% and 30% over the prior year’s quarter, primarily due to an increased customer base. In addition, basic cable service revenue increased 5%, primarily due to basic rate increases.

Revenue by service offering were as follows for the three months ended September 30 (in thousands):

	2003 Revenue by Service Offering	% of Total Revenue	2002 Revenue by Service Offering	% of Total Revenue
Basic	$135,829	59.7%	$128,777	62.9%
Digital	21,391	9.4%	16,466	8.0%
High-speed Internet	24,346	10.7%	15,488	7.6%
Premium / analog pay-per-view	13,776	6.0%	14,591	7.1%
Telephone	3,232	1.4%	1,735.9%
Advertising	14,550	6.4%	13,007	6.3%
Franchise fees	6,928	3.0%	6,550	3.2%
Other	7,645	3.4%	8,264	4.0%

Total	$227,697	100.0%	$204,878	100.0%

Revenue Generating Units (“RGUs”) were approximately 1,934,900 as of September 30, 2003 compared to approximately 1,753,600 as of September 30, 2002. This represents a growth rate of 10%. Giving effect to the Griffin swap, RGUs grew 10% from the prior year quarter. RGUs represent the sum of basic, digital, high-speed Internet, and telephone customers.

Average monthly revenue per basic customer was $58.63 for the three months ended September 30, 2003, compared to $52.94 for the three months ended September 30, 2002 primarily reflecting the continued successful rollout of new product offerings in all markets. Average monthly revenue per basic customer for high-speed Internet and digital service increased to $11.78 for the three months ended September 30, 2003, up from $8.25 for the three months ended September 30, 2002.

Programming and other operating costs increased $11.2 million or 16%. Programming costs increased 5%, primarily attributable to increased programming rates, an increase in customers served, and additional programming in the newly rebuilt systems. These increases were offset by a $3.1 million credit due to the settlement of a programming contract. Excluding the settlement of the programming contract, programming costs increased 11%. Other operating costs increased 46%, primarily attributable to increased high-speed Internet costs driven by the net addition of 83,900 high-speed Internet customers, year over year. In addition, labor costs increased due to the transition from upgrade activities to maintenance activities associated with the growth of new customers.

Selling, general and administrative expenses increased $3.9 million or 10%, primarily as a result of increased costs related to annual salary increases and payroll related costs for existing employees as well as the addition of new employees. In addition, marketing expenses increased to support the continued roll-out of new products; legal fees also increased related to ongoing litigation. Partially offsetting these increases was an increase in marketing support funds (recorded as a reduction to selling, general and administrative expenses) for the promotion of new channel launches.

Management fees increased $308,000 or 5% to $6.7 million for the three months ended September 30, 2003 from $6.4 million for the three months ended September 30, 2002. Management fees, equal to approximately 3% of revenues, are paid to Insight LP.

Depreciation and amortization expense decreased $6.5 million or 11% primarily as a result of a one-time $11.1 million write-down of our obsolete video on demand equipment in the three months ended September 30, 2002. Excluding this impairment charge, depreciation and amortization increased $4.6 million or 9% primarily as a result of additional capital expenditures through September 30, 2003 to support the continued rebuild of our Illinois systems, extend our plant and continue the rollout of digital, high-speed Internet and telephone services to existing and new service areas.

Operating cash flow increased $7.4 million or 8% primarily due to increased basic, digital and high-speed Internet revenue, offset by increases in programming and other operating costs and selling, general and administrative costs.

Interest expense remained relatively flat quarter over quarter. The increase of $1.2 million or 3% is primarily due to the inclusion of $5.0 million of accruals for preferred interests in accordance with SFAS No. 150, effective July 1, 2003. Previously, the accrual was treated as a dividend below net income or loss. Additionally, the increase is related to higher outstanding debt, which averaged $2.55 billion for the three months ended September 30, 2003, versus $2.38 billion for the three months ended September 30, 2002. These increases were partially offset by a decrease in interest expense due to lower interest rates, which averaged 6.9% for the three months ended September 30, 2003, versus 8.0% for the three months ended September 30, 2002.

For the three months ended September 30, 2003, net income was $19.6 million.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

The $68.1 million or 11% increase in revenue was primarily a result of gains in high-speed Internet and digital service revenue, which increased 62% and 25% over the prior year’s nine months primarily due to an increased customer base. In addition, basic cable service revenue increased 6% primarily due to basic rate increases.

Revenue by service offering were as follows for the nine months ended September 30 (in thousands):

	2003 Revenue by Service Offering	% of Total Revenue	2002 Revenue by Service Offering	% of Total Revenue
Basic	$400,305	60.2%	$376,117	63.1%
Digital	60,572	9.1%	48,447	8.1%
High-speed Internet	66,959	10.0%	41,220	6.9%
Premium / analog pay-per-view	42,867	6.5%	45,605	7.6%
Telephone	8,596	1.3%	3,674.6%
Advertising	42,264	6.4%	37,831	6.4%
Franchise fees	20,442	3.1%	19,101	3.2%
Other	22,363	3.4%	24,245	4.1%

Total	$664,368	100.0%	$596,240	100.0%

Average monthly revenue per basic customer was $56.90 for the nine months ended September 30, 2003, compared to $51.24 for the nine months ended September 30, 2002 primarily reflecting the continued successful rollout of new product offerings in all markets. Average monthly revenue per basic customer for high-speed Internet and digital service increased to $10.92 for the nine months ended September 30, 2003, up from $7.70 for the nine months ended September 30, 2002.

Programming and other operating costs increased $33.8 million or 16%. Programming costs increased 9%, primarily attributable to increased programming rates, an increase in customers served, and additional programming in the newly rebuilt systems. These increases were offset by a $3.1 million credit due to the settlement of a programming contract. Excluding the settlement of the programming contract, programming costs increased 11%. Other operating costs increased 27%, primarily attributable to increased high-speed Internet costs driven by the net addition of 83,900 high-speed Internet customers, year over year. In addition, labor costs increased due to the transition from upgrade activities to maintenance activities associated with the growth of new customers.

Selling, general and administrative expenses increased $13.0 million or 12% primarily as a result of increased costs related to annual salary increases and payroll related costs for existing employees as well as the addition of new employees. In addition, marketing expenses increased to support the continued roll-out of new products; legal fees also increased related to ongoing litigation. Partially offsetting these increases was an increase in marketing support funds (recorded as a reduction to selling, general and administrative expenses) for the promotion of new channel launches.

Management fees increased $2.0 million or 12% to $19.5 million for the nine months ended September 30, 2003 from $17.4 million for the nine months ended September 30, 2002. Management fees, equal to approximately 3% of revenues, are paid to Insight LP.

High-speed Internet service charges were incurred through February 28, 2002 as a result of payments made to @Home, the former provider of high-speed Internet services for all of our systems, except for those located in Ohio. On September 28, 2001, @Home filed for protection under Chapter 11 of the Bankruptcy Code. For the purpose of continuing service to existing customers and to resume the provisioning of service to new customers, we entered into an interim service arrangement that required us to pay $10.0 million to @Home to extend service for three months through February 28, 2002. As a result of this arrangement we incurred approximately $4.1 million in excess of our original agreed-to cost for such services rendered through February 28, 2002.

Depreciation and amortization expense increased $10.0 million or 6% primarily as a result of additional capital expenditures through September 30, 2003 to support the continued rebuild of our Illinois systems, extend our plant and continue the rollout of digital, high-speed Internet and telephone services to existing and new service areas. Excluding the write-down of our obsolete video on demand equipment during the three months ended September 30, 2002, depreciation and amortization increased $21.2 million or 15%.

Operating cash flow increased $23.4 million or 9% primarily due to increased basic, digital and high-speed Internet revenue, partially offset by increases in programming and other operating costs and selling, general and administrative costs. In addition, the increase in operating cash flow is also attributable to the absence of high-speed Internet service charges to @Home for the nine months ended September 30, 2003 that were previously included in the adjustments to operating cash flow during the nine months ended September 30, 2002.

Interest expense remained relatively flat period over period. The increase of $5.0 million or 4% is primarily due to the inclusion of $5.0 million of accruals for preferred interests in accordance with SFAS No. 150, effective July 1, 2003. Previously, the accrual was treated as a dividend below net income or loss. Additionally, the increase is related to higher outstanding debt, which averaged $2.50 billion for the nine months ended September 30, 2003, versus $2.37 billion for the nine months ended September 30, 2002. These increases were partially offset by a decrease in interest expense due to lower interest rates, which averaged 7.2% for the nine months ended September 30, 2003, versus 7.6% for the nine months ended September 30, 2002.

For the nine months ended September 30, 2003, net income was $25.9 million.

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

Cash provided by operations for the nine months ended September 30, 2003 and 2002 was $186.0 million and $112.2 million. The increase was primarily attributable to the increase in accrued programming costs during the nine months ended September 30, 2003 and the timing of cash receipts and payments related to the remaining working capital accounts.

Cash used in investing activities for the nine months ended September 30, 2003 and 2002 was $156.2 million and $194.7 million. The decrease was primarily attributable to reduced capital spending during the nine months ended September 30, 2003 due to the completion of our system rebuilds offset by cash paid for the swap of our Griffin, GA system for the managed Shelbyville, KY and New Albany, IN systems owned by Comcast of Montana/Indiana/Kentucky/Ohio.

Cash provided by (used in) financing activities for the nine months ended September 30, 2003 and 2002 was $(22.6) million and $74.4 million. The change was primarily due to the net impact of the retirement of the Ohio obligations through the refinancing of the Insight Midwest Holdings Credit Facility and the absence of an inter-company borrowing during the nine months ended September 30, 2003. We contributed $33.6 million and $14.0 million to Insight Ohio during the nine months ended September 30, 2003 and 2002.

For the nine months ended September 30, 2003 and 2002, we spent $128.9 million and $185.7 million in capital expenditures largely to support our plant rebuild in Illinois, which is substantially completed, telephone deployment and success-based capital, including interactive digital and high-speed Internet expansion.

On March 28, 2002, we borrowed $100.0 million from Insight Inc., $97.0 million of which was contributed to Insight Midwest Holdings in April 2002 for use in paying down the credit facility balance and in funding financing costs associated with the amendments, and $3.0 million of which was contributed to Insight Ohio as of March 28, 2002. Insight Midwest Holdings serves as borrower under a $1.975 billion credit facility. Insight Midwest Holdings is permitted to make distributions to us for the purpose of repaying this loan provided that there are no defaults existing under the credit facility. This loan bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments.

On August 26, 2003 we amended the Insight Midwest Holdings Credit Facility in connection with our plan to refinance all of the obligations and conditionally guaranteed obligations of Insight Ohio. The amendment increased the Term B loan portion of the credit facility from $900.0 million to $1.125 billion which increased the total facility size to $1.975 billion from $1.750 billion. We recorded $2.0 million of deferred financing costs associated with this amendment that will be amortized over the remaining term of the credit facility.

On August 29, 2003, Insight Midwest Holdings distributed $22.0 million to us and, in turn, we contributed this amount to Insight Ohio for the purpose of repaying the Insight Ohio Credit Facility. Simultaneously, Insight Ohio used these proceeds plus cash on hand to repay the then outstanding balance of the Insight Ohio Credit Facility of $22.5 million plus accrued interest.

On September 29, 2003, Insight Midwest Holdings used $206.7 million of the Insight Midwest Holdings Credit Facility to repay the outstanding principal, interest and call premiums related to the Senior Notes and Senior Discount Notes issued by Coaxial and it’s affiliates. Both series of notes had been conditionally guaranteed by Insight Ohio.

We have a substantial amount of debt. Our high level of debt could have important consequences for you. Our principal source of cash we need to pay our obligations and to repay the principal amount of our debt obligations is the cash that our subsidiaries generate from their operations and their borrowings. We believe that the Midwest Holdings Credit Facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan. We have the ability to draw upon the $325.0 million of unused availability under the Midwest Holdings Credit Facility as of September 30, 2003 to fund any shortfall resulting from the inability of our cash from operations to fund our capital expenditures, meet our debt service requirements or otherwise fund our operations.

The following table summarizes our contractual obligations and commitments, excluding interest and commitments for programming, as of September 30, 2003, including periods in which the related payments are due (in thousands):

	Long-Term Debt	Operating Leases	Total
2003	$—	$743	$743
2004	62,250	1,932	64,182
2005	83,500	1,318	84,818
2006	83,500	996	84,496
2007	83,500	499	83,999
Thereafter	2,322,250	923	2,323,173

Total cash obligations	$2,635,000	$6,411	$2,641,411

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

As of September 30, 2003, we had entered into floating to fixed rate interest rate swaps that approximated $150.0 million, or 9%, of our borrowings under all of our credit facilities, which expires in August 2004. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $15.0 million.

In February 2003, we entered into two interest rate swap agreements whereby we swapped fixed rates under our 10 1/2% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 7.7%, on $185.0 million notional value of debt. Six-month LIBOR ranged between 1.26% and 1.34% for February and March 2003. In May 2003, we settled these swaps and received proceeds of $1.8 million and recorded a gain in this amount, which is included in other income.

In July 2003, we entered into three new interest rate swap agreements whereby we swapped fixed rates under our 10 1/2% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 8.4%, on $185.0 million notional value of debt. These agreements expire November 1, 2005. We recorded a loss on these swaps of $1.2 million, which is included in other income. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $1.9 million.

The fair market value and carrying value of our 9 3/4% and 10 1/2% senior notes was $913.9 million and $872.1 million as of September 30, 2003. The fair market value of our credit facility borrowings approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest. As of September 30, 2003, the estimated fair value (cost if terminated) of our interest rate swap and collar agreements was approximately ($6.1) million, which represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices and is reflected in our financial statements as other non-current liabilities. Changes in the fair value of derivative financial instruments are either recognized in income or in partners’ capital as a component of accumulated other comprehensive loss depending on whether the derivative financial instruments qualify for hedge accounting.

Item 4. Controls and Procedures

Insight Midwest’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of September 30, 2003. Based upon that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective to ensure that information required to be disclosed by Insight Midwest in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in Insight Midwest’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Insight Capital’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of September 30, 2003. Based upon that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective to ensure that information required to be disclosed by Insight Capital in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in Insight Capital’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to Notes to Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

10.1	Purchase Agreement dated as of August 26, 2003 among Coaxial Communications of Central Ohio, Inc., Insight Communications of Central Ohio, LLC, Insight Holdings of Ohio, LLC, Insight Communications Company, L.P., Insight Communications Company, Inc., Coaxial LLC, Coaxial DJM LLC, Coaxial DSM LLC, Barry Silverstein, Dennis J. McGillicuddy, and D. Stevens McVoy (1)

10.2	Amended and Restated Operating Agreement of Insight Ohio dated as of September 29, 2003 (1)

10.3	Management Agreement of Insight Ohio dated as of September 29, 2003 (1)

10.4	Amended and Restated Credit Agreement dated as of August 26, 2003 among Insight Midwest Holdings, LLC and the several banks, financial institutions or other entities party thereto (the “Credit Agreement”) (1)

10.5	Additional Term Loan Supplement to the Credit Agreement dated as of August 26, 2003 (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer of Insight Midwest, L.P.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer of Insight Midwest, L.P.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer of Insight Capital, Inc.

31.4	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer of Insight Capital, Inc.

32.1	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of Insight Midwest, L.P.

32.2	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of Insight Capital, Inc.

(1)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 of Insight Communications Company, Inc. and incorporated herein by reference

(b) Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2003	INSIGHT MIDWEST, L.P.

/s/ Dinesh C. Jain
Dinesh C. Jain
Executive Vice President, Chief Operating
Officer and Interim Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2003	INSIGHT CAPITAL, INC.

/s/ Dinesh C. Jain
Dinesh C. Jain
Executive Vice President, Chief Operating
Officer and Interim Chief Financial Officer
(Principal Financial Officer)