Form 10-K
period 2003-12-31
INSIGHT CAPITAL INC; INSIGHT MIDWEST LP
filed 2004-03-09
CIK 1110456, 1110458

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

Registrants’ telephone number, including area code: (917) 286-2300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants: Not Applicable

Indicate the number of shares outstanding of the registrants’ common stock: Not Applicable

ii

FORWARD-LOOKING STATEMENTS

Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our results of operations or financial condition; or

•	state other “forward-looking” information.

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

Our Manager

Insight Communications Company, Inc. is the ninth largest cable television system operator in the United States based on customers served. Through its wholly owned and managed systems, Insight Communications currently serves approximately 1.4 million customers, all of which are concentrated in the four contiguous states of Indiana, Kentucky, Illinois and Ohio. Our manager offers its customers an array of broadband products and services, including analog and digital video and high-speed Internet access as well as telephone services under the AT&T Digital Phone brand.

Insight Midwest

We are owned 50% by our manager and 50% by an indirect subsidiary of Comcast Cable Holdings, LLC, which is a subsidiary of Comcast Corporation. Through our subsidiaries, we own and operate cable television systems in Indiana, Kentucky, Illinois and Ohio which pass approximately 2.3 million homes and serve approximately 1.3 million customers.

Our principal offices are located at c/o Insight Communications Company, Inc., 810 Seventh Avenue, New York, New York 10019, and our telephone number is (917) 286-2300.

Strategy

Our strategy is to be a full-service provider of entertainment, information and communications services. This strategy is centered on offering attractive products and services which will be valued by our customers, and providing the highest level of customer service. We focus on strengthening relationships within the communities in which we operate. We believe our local presence and relationships with our communities and customers distinguishes us from our competitors and results in higher customer satisfaction. In addition, we intend to continue to leverage the capacity and capability of our upgraded broadband network to develop new and enhanced products and services for our customers.

Deliver excellent customer service and enhance community relations

We believe that our commitment to customers and the communities in which we operate enhances our ability to attract and retain customers in a competitive environment. We also believe that providing outstanding customer service and creating a positive corporate image in our communities enhances our ability to sell new products and services.

We seek a high level of customer satisfaction by employing localized customer care, extensively using market research and providing customers with an attractively priced product offering. A significant number of our customers visit their local office on a monthly basis, providing us the opportunity to demonstrate and sell our new and enhanced products and services. Our localized customer care initiatives create substantial marketing and promotion opportunities, which we believe are effective in the deployment of our products and services.

In addition, we are dedicated to fostering strong relations in the communities we serve. We sponsor local charities and community causes through staged events and promotional campaigns, including the industry’s Cable in the Classroom program. Our emphasis on customer service and strong community involvement has led to higher customer satisfaction, reduced customer churn and excellent franchise relationships. To further strengthen community relations and differentiate us from direct broadcast satellite television systems and other multichannel video providers, we provide locally produced and oriented programming that offers, among other things, community information, local government proceedings and local specialty interest shows. In some of our markets, we are the only broadcaster of local college and high school sporting events, which allows us to provide important programming that builds customer loyalty.

Focus on operating large, tightly-grouped clusters of cable systems in markets with attractive demographic profiles

In addition to its geographic concentration, our communications network is tightly-grouped, or “clustered,” with approximately 95% of our customers served from 14 headends, or an average of approximately 100,000 customers per headend (a headend processes signals received for distribution to customers over our network). As a result, the amount of capital necessary to deploy new and enhanced products and services is significantly reduced on a per home basis. We believe that the highly clustered nature of our systems also enables us to more efficiently deploy our marketing dollars and maximize our ability to enhance customer awareness, increase use of our products and services and build brand support.

The communities we serve are characterized by good housing growth, higher than average household income and low unemployment, and many are centered around large universities and major commercial enterprises. We believe that the demographic profile of our communities make them attractive markets for our existing and new products.

Leverage our advanced broadband network to offer bundled services and introduce new and enhanced products

Our advanced broadband network provides significant capacity and flexibility to offer our customers an array of products and services. The capacity of a cable system to offer products and services is determined by its bandwidth. As of December 31, 2003, we estimate that approximately 96% of our customers were passed by our upgraded network, with a bandwidth capacity of 750 megahertz (MHz) or greater. At the end of 2003, digital cable was available to 96% of basic customers passed by our broadband network, high-speed Internet was available to 96% of homes passed and telephone was available to 30% of homes passed.

Our marketing strategy is to offer our customers an array of entertainment, information and communications services on a bundled basis. A bundled customer is one who subscribes to two or more of our primary services (video, high-speed Internet access and telephone). Where available, all of our services are offered on a bundled basis, supported by a single, integrated back-office platform, which allows our customers to make one call to a single customer service representative regarding any and all of their services and to receive a single bill for all services if they choose. By bundling our products and services, we provide our customers with increased choice in value-added packages, which we believe results in higher customer satisfaction, increased use of our services and greater customer retention.

Pursue value-enhancing transactions in nearby or adjacent geographies

We will seek to swap or acquire systems that strategically fit our clustering and operating strategy and are accretive to our value. We do not currently have any agreements, commitments or understandings for any future acquisitions. There is no assurance that any additional acquisitions will be completed. We believe that by acquiring or swapping systems in close proximity we have the opportunity to improve revenue growth and operating margins. This is achieved through the consolidation of headends and spread of fixed costs over larger systems and the increase of operating efficiencies associated with larger systems.

Technical Overview

We believe that in order to achieve consistently high levels of customer service, reduce operating costs, maintain a strong competitive position and deploy important new technologies, we will need to maintain a state-of-the-art technical platform. The deployment of fiber optic cable which has a capacity for a very large number of channels, the increase in the bandwidth to 750 MHz or higher, the activation of a two-way communications network and the installation of digital equipment allows us to deliver new and enhanced products and services, including interactive digital video, high-speed Internet services and telephone services provided by subsidiaries of Comcast Cable.

As of December 31, 2003, our systems were comprised of approximately 29,600 network miles serving approximately 1.3 million customers and passing approximately 2.3 million homes resulting in a density of approximately 78 homes per mile. As of that date, our systems were made up of an aggregate of 35 headends and approximately 95% of our customers are served by 14 headends. As of December 31, 2003, we estimate that 96% of our customers were passed by our upgraded network.

Our network design calls for an analog and digital two-way active network with fiber optic cable carrying signals from the headend to the distribution point within our customers’ neighborhoods. The signals are transferred to our coaxial cable network at the node for delivery to our customers. We have designed the fiber system to be capable of subdividing the nodes if traffic on the network requires additional capacity.

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

A direct result of this extensive use of fiber optics is an improvement in picture quality and a reduction of outages because system failures will be both significantly reduced and will impact far fewer customers when they do occur. Our design allows our systems to have the capability to run multiple separate channel line-ups from a single headend and to insert targeted advertisements into specific neighborhoods.

To enable us to deliver telephone services, Comcast Cable provides the necessary switching and transport. We are required to deploy the necessary equipment at the headends and at customers’ homes, and are responsible for expanding and upgrading our network to provide the required capacity. We are improving the reliability of telephone services by implementing centralized powering and status monitoring on our local networks as telephone services are deployed in our systems. The existing commercial power structure deployed in cable networks is subject to the potential disruptions in local power utility service. Centralized power will provide battery back-up for a limited duration followed by gas-powered generator back-up, thereby making both telephone services and other products and services delivered over our local network more reliable. Status monitoring will enable us to monitor key components of our local network so that we can help reduce and diagnose problems affecting the performance of our local network.

Products and Services

We offer our customers a full array of traditional cable television services and programming offerings. We tailor both our basic line-up and our additional channel offerings to each regional system in response to demographics, programming preferences, competition and local regulation. We offer a basic level of service which includes up to 25 channels of television programming. As of December 31, 2003, approximately 91% of our customers chose to pay an additional amount to receive additional channels under our “Classic” or “expanded” service. Premium channels, which are offered individually or in packages of several channels, are optional add-ons to the basic service or the classic service. As of December 31, 2003, premium units as a percentage of basic subscribers was approximately 42%.

As network upgrades were activated, we deployed new and enhanced products and services in substantially all of our markets, including interactive digital video and high-speed data services. In addition, we are offering telephone services to our customers in selected markets under a long-term agreement with Comcast Cable.

Analog Video

Our analog cable television service offering includes the following:

•	Basic Service. All of our customers receive the basic level of service, which generally consists of local broadcast television and local community programming, including government and public access, and may include a limited number of satellite channels.

•	Classic Service or Expanded Service. This expanded level of service includes a group of satellite-delivered or non-broadcast channels such as ESPN, CNN, Discovery Channel and Lifetime.

•	Premium Channels. These channels provide unedited, commercial-free movies, sports and other special event entertainment programming such as HBO, Cinemax, Starz! and Showtime. We offer subscriptions to these channels primarily as a multi-channel digital service, along with subscription video-on-demand services.

•	Pay-Per-View. These analog channels allow customers with addressable analog or digital set top boxes to pay to view a one-time special sporting event or music concert on an unedited, commercial-free basis. Pay-per-view movies are available through our video-on-demand digital service.

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

We are packaging a “Digital Gateway” brand. For $7.95 per month, our customers receive the following features:

•	A digital set-top box and remote control;

•	An interactive navigational program guide for all analog and digital channels;

•	A local, interactive Internet-style information and entertainment service;

•	A multi-channel premium service for customers who separately subscribe to premium channels, such as HBO and Showtime, and in some cases with subscription video-on-demand;

•	Video-on-demand;

•	MagRack, a selection of video magazines with video-on-demand functionality; and

•	A digital 40-channel audio music service.

In January 2003, we began offering a high-definition programming service consisting of broadcast networks and premium channels. Digital customers with high definition television (HDTV) sets can pay an extra $2.00 for an HDTV receiver and any high definition programming that is available from local broadcasters. HDTV customers who have HBO or Showtime would receive any HDTV programs available from these networks as well. We believe offering HDTV programming from local broadcasters puts us in a favorable competitive position with the direct broadcast satellite television distributors which have limited HDTV programming due to capacity restrictions.

We have an agreement with Liberate Technologies that enables us to utilize the Liberate software platform for the deployment of interactive television services. The Liberate software provides the middleware component of our interactive digital product. Throughout our systems, we have deployed Motorola’s DCT-2000 digital set-top boxes. We have also deployed the less expensive DCT-1700 set-top boxes, and for systems that have launched HDTV, we have deployed the DCT-5100. In January 2004, we began offering in certain of our systems, for an additional $5.00 per month over our Digital Gateway price, Motorola’s DCT-6208 which integrates in a single digital set-top box our existing HDTV programming and video-on-demand services with a new digital video recorder (DVR) service. These advanced services are supported by Gemstar-TV Guide’s interactive program guide.

Our digital customers are served by a video-on-demand infrastructure provided by SeaChange International, Inc. Customers receive the movies electronically over the network and have full VCR functionality, including pause, play, fast forward and rewind. The movies are delivered with a high quality digital picture and digital sound. Our video-on-demand product is designed to provide movies at prices comparable to those charged for videotape rentals, pay-per-view and near video-on-demand movies, but with far greater convenience and functionality. As of December 31, 2003, approximately 28% of our customers had access to video-on-demand services.

On March 14, 2002, our manager purchased the remaining 50% equity interest in SourceSuite LLC that it did not already own. Through SourceSuite, our interactive digital platform provides its local Internet-style service and its interactive program guide for our interactive digital products other than the DCT-6208 offering.

High-Speed Internet

We offer high-speed Internet service for personal computers for all of our upgraded systems through our own regional network branded InsightBroadbandSM, except for our Columbus, Ohio system, which utilizes the RoadRunner service. AT&T Corp. provides the IP network backbone for our InsightBroadband service and certain core Internet support functions. As of December 31, 2003, high-speed Internet services were available in over 2.2 million of our homes and served approximately 230,000 of our customers.

The broad bandwidth of our cable network enables data to be transmitted significantly faster than traditional telephone-based modem technologies, and the cable connection does not interfere with normal telephone activity or usage. For example, cable’s on-line customers can download large files from the Internet in a fraction of the time it takes when using any widely available telephone modem technology. Moreover, surfing the Internet on a high-speed network removes the long delays for Web pages to fully appear on the computer screen, allowing the experience to more closely approximate the responsiveness of changing channels on a television set. In addition, the cable modem is always on and does not require the customer to dial into an Internet service provider and await authorization. We believe that these factors of speed and easy accessibility will increase the use and impact of the Internet.

Telephone Services

We have a long-term agreement with Comcast Cable that allows us to deliver local telephone service using our local network infrastructure and switching and transport furnished by Comcast Cable. We lease certain capacity on our local network to Comcast Cable for a monthly fee for each of the first four lines ordered by a customer. Additionally, Comcast Cable is required to pay us a fee for each customer installation. We are compensated on a per transaction basis for sales of telephone services as Comcast Cable’s agent. For our provision of billing and collection for telephone services, Comcast Cable is required to pay us a monthly fee per customer. We are also entitled to additional compensation if revenue exceeds the projected target revenue for local service lines and features.

Subsidiaries of Comcast Cable are the regulated telephone carriers providing telephone services. Telephone services are marketed as AT&T Digital Phone services and are sold in conjunction with our bundle of Insight Digital services. We market those services as an agent for Comcast Cable. We also bill customers for those services, as well as provide installation, maintenance and marketing support for the services. Pursuant to our long-term agreement with Comcast Cable, telephone services are provided in certain systems in which we currently provide cable television services, other than our Illinois systems. If both parties agree, the agreements can be expanded to include the Illinois systems. Telephone services have been deployed in portions of the Louisville, Kentucky, Evansville, Indiana, Lexington, Kentucky and Columbus, Ohio areas and were available to a total of approximately 701,500 marketable homes passed, with approximately 55,400 active customers as of December 31, 2003.

We are responsible for upgrading and maintaining our local network to meet specified measures of quality including increasing the capacity of our network on an average capacity of two lines per residential household passed, assuming a specified service penetration rate. We also acquire and install equipment to be located at the customer premises that is required to provide telephone services. Comcast Cable is responsible for switching and transport.

Comcast Cable is evaluating its telephony strategy on an ongoing basis. Therefore, we are unable to predict whether any changes in Comcast Cable’s telephony strategy will affect our contractual relationship for the provision of telephone services to our customers.

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

In addition to many years of conventional cable television experience, Insight Communications’ management team has been involved in the development and deployment of full service communications networks since 1989. Through a then related entity, Insight Communications Company UK, L.P., Insight Communications’ management and related parties entered the cable television market in the United Kingdom, where today modern networks are widely deployed.

As a result of its management’s British experience, Insight Communications recognized that the technology and products developed in the United Kingdom would migrate to the United States in similar form. Insight Communications focused on planning to upgrade our network promptly after it became clear that the 1996 Telecom Act would encourage competition in the communications industries. Insight Communications understood, however, that the new products and services available with new technology were best deployed in markets which provided for efficiencies for branding and technical investment. Insight Communications’ original acquisition strategy, which focused on customer growth, was very successful. However, Insight Communications’ management team recognized the opportunity to evolve from our role as a cable television operator providing only home video entertainment into a full service alternative communications network providing not only standard video services, but also interactive digital video, high-speed Internet access and communications products and services.

Recognizing the opportunities presented by newly available products and services and favorable changes in the regulatory environment, Insight Communications executed a series of asset swaps, acquisitions and entered into several joint ventures that resulted in its current composition. The largest of these transactions were the 50/50 joint ventures formed with Comcast Cable (formerly known as AT&T Broadband) and its affiliates in October 1998 with respect to the Indiana systems, in October 1999 with respect to the Kentucky systems and on January 5, 2001 with respect to the Illinois systems. As of December 31, 1997, Insight Communications’ systems had approximately 180,000 customers with the two largest concentrations in Utah and Indiana, which together represented less than half of its customers. Insight Communications believes that it has successfully transformed its assets so that it currently owns, operates and manages a cable television network serving approximately 1.4 million customers, all of which are clustered in the contiguous states of Indiana, Kentucky, Illinois and Ohio. Insight Communications’ current assets are reflective of its strategy to own systems that have high ratios of customers to headends.

In July 1999, the holders of the partnership interests of Insight Communications Company, L.P, (“Insight LP”) exchanged their respective partnership interests for common stock of Insight Communications. As a result, Insight LP became a wholly-owned subsidiary of Insight Communications. Simultaneous with the exchange, Insight Communications consummated an initial public offering of 26,450,000 shares of its Class A common stock, raising an aggregate of approximately $650.0 million. Insight Communications’ Class A common stock is currently listed on The Nasdaq National Market under the symbol “ICCI.”

Our Systems

Our systems in Indiana, Kentucky, Illinois and Ohio serve approximately 1.3 million customers. We are the largest operator of cable systems Kentucky and the second largest in both Indiana and Illinois. Our systems are clustered to serve an average of 100,000 customers per headend.

We are able to realize significant operational synergies due to the size of the clusters in these states and the demographic proximity of all of our systems. In all of our systems, we have substantially completed upgrading our system infrastructures to enable us to deliver new technologies, products and services to provide our customers with greater value and choices in the face of growing competition. As network upgrades were activated, we deployed new and enhanced products and services in substantially all of our markets, including interactive digital video and high-speed Internet services. In addition, we are offering telephone services to our customers in selected markets under a long-term agreement with Comcast Cable.

The highly clustered nature of our systems enables us to (a) more efficiently invest our marketing dollars and maximize our brand awareness, (b) more economically introduce new and enhanced services, and (c) reduce our overall operating and maintenance costs as a result of our ability to deploy fiber and reduce the number of headends we use throughout our systems. As a result, we believe we will be able to achieve improved operating performance on both a combined and system-wide basis. Our relationship with Comcast Cable provides us with substantial purchasing economies for both our programming and hardware needs.

The Indiana Systems

General

As of December 31, 2003, the Indiana systems passed approximately 585,200 homes and served approximately 329,000 customers. The Indiana systems are owned by Insight Communications Midwest, which is the second largest cable operator in the state. Insight Communications Midwest, which was capitalized on October 31, 1998, was a 50/50 joint venture between Insight LP and an indirect subsidiary of Comcast Cable (formerly known as AT&T Broadband) until the contribution of its equity interests on October 1, 1999 into us. Insight Communications serves as manager of the Indiana systems. We believe that there are additional opportunities to augment our position in Indiana through additional acquisitions and swaps. Approximately 95% of our customers in Indiana are served by three headends.

Insight Communications manages the day-to-day operations of Indiana cable television systems owned by Comcast of Montana/Indiana/Kentucky/Utah (formerly known as InterMedia Partners Southeast), an affiliate of Comcast Cable, which served approximately 89,400 customers as of December 31, 2003. The systems are operated by employees of our Indiana systems, and the overhead for these systems is allocated and charged against the cash flow of the managed systems. On February 28, 2003, we exchanged with an affiliate of Comcast Cable the system we owned in Griffin, Georgia serving approximately 11,800 customers, plus $25 million, for certain of these managed systems serving approximately 23,400 customers which are presently tied into our Louisville system. The management agreement for the remaining managed systems may be terminated by either party upon 30 days notice.

The Indiana systems are organized in four management districts:

The Central District

As of December 31, 2003, the Central District passed approximately 148,800 homes and served approximately 82,200 customers, principally in the community of Bloomington. The City of Bloomington, located 45 miles south of Indianapolis, is the home of Indiana University. Besides the University, major employers include Bloomington Hospital, Cook Incorporated and General Electric. The median household income for the area is approximately $43,000 per year, while the median family income is approximately $55,800 per year. Household income differs from family income by including income from all persons in all households, including persons living alone and other non-family households.

The Southwest District

As of December 31, 2003, the Southwest District passed approximately 129,400 homes and served approximately 59,900 customers, principally in the communities of Evansville, Boonville, Mt. Vernon, Princeton and Jasper, Indiana as well as Henderson, Kentucky. The median household income for the area is approximately $40,500 per year, while the median family income is approximately $49,900 per year. Major employers include Alcoa, Whirlpool and Bristol-Myers Squibb.

In January 2003, HDTV was launched in this District. Telephone service is now fully deployed in Evansville Boonville and Mt. Vernon, Indiana as well as Henderson, Kentucky.

A related party of Vectren Corporation (formerly Southern Indiana Gas and Electric Co.) has overbuilt the City of Evansville. Southern Indiana Gas and Electric Co. has obtained franchises to provide cable television service in the City of Evansville and neighboring areas and commenced service in April 1999. We believe the Vectren overbuild passed approximately 82,500 homes in our service area as of December 31, 2003 and is expected to pass additional homes, and has commenced offering telephone and data service.

The Northwest District

As of December 31, 2003, the Northwest District passed approximately 106,000 homes and served approximately 69,300 customers, principally in the communities of Lafayette and Kokomo. The City of Lafayette is the home of Purdue University. Besides Purdue University, major employers include Eli Lilly, Subaru, Caterpillar, Great Lakes Chemical, Lafayette Life Insurance, General Motors and Delco Remy. The median household income for the area is approximately $41,000 per year, while the median family income is approximately $52,400 per year.

The Northeast District

As of December 31, 2003, the Northeast District passed approximately 201,000 homes and served approximately 117,600 customers in Richmond as well as in the suburban communities near Indianapolis, including Noblesville and extending north to Anderson and east to Richmond, Indiana. Indianapolis is the state capital of Indiana and is the twelfth largest city in the United States. Major employers include General Motors and Eli Lilly. The median household income for the area is approximately $55,000 per year, while the median family income is approximately $63,500 per year.

The Kentucky Systems

General

As of December 31, 2003, the Kentucky systems passed approximately 845,800 homes and served approximately 464,100 customers. This includes approximately 78,600 homes passed and approximately 36,200 customers served by the Jeffersonville and New Albany, Indiana systems, which is owned by Insight Communications Midwest and operated by the management of the Louisville, Kentucky system. The Kentucky systems are owned by Insight Kentucky Partners II, L.P., which is the largest cable operator in the state. Our manager acquired a combined 50% interest in Insight Kentucky’s parent on October 1, 1999, with related parties of Comcast Cable (formerly known as AT&T Broadband) holding the other 50% interest. Simultaneous with this acquisition, all of the equity interests were contributed into us. Insight Communications serves as manager of the Kentucky systems.

Our Kentucky systems are located in and around four of the five largest cities in the state: Louisville, Lexington, Covington, and Bowling Green. Over 99% of Insight Kentucky’s customers are served by a two-way active, 750 MHz network. Additionally, approximately 99% of the systems’ customers are served by four headends.

Summary statistics for the Kentucky systems are as follows:

Louisville

As of December 31, 2003, the Louisville system passed approximately 529,100 homes and served approximately 274,400 customers. Louisville is the 16th largest city in the United States and Kentucky’s largest city. It is located in the northern region of the state, bordering Indiana. Louisville is located within a day’s drive of nearly 50% of the United States population, which makes it an important crossroads for trade and business. Major employers in the Louisville metropolitan area include Humana, UPS, General Electric and Ford. The median household income for the area is approximately $39,800, while the median family income is approximately $48,300. Knology, Inc. obtained a franchise to provide cable television service in the City of Louisville, although it had not built a cable system as of December 31, 2003.

The Louisville system serves over 99% of its customers with two-way 750 MHz cable from a single headend. As of December 31, 2003 approximately 101,900 customers in the Louisville system have subscribed to our interactive Insight Digital service, including the LocalSource product and our video-on-demand service. Digital phone service is available in over 87% of Louisville.

Lexington

As of December 31, 2003, the Lexington system passed approximately 127,200 homes and served approximately 83,100 customers from a single headend. Lexington is Kentucky’s second largest city, located in the central part of the state. Major employers in the Lexington area include the University of Kentucky, Toyota and Lexmark International. The median household income for the area is approximately $40,000, while the median family income is approximately $50,700.

As of December 31, 2003, slightly over 30% of customers have subscribed to our interactive digital service. Approximately 18% of customers have InsightBroadband high speed Internet service. Digital phone service is available in over 51% of Lexington.

Covington

As of December 31, 2003, the Covington system passed approximately 153,000 homes and served approximately 83,400 customers from a single headend. Covington is Kentucky’s fifth largest city. Major employers in the Covington area include Delta Airlines, Toyota, Citicorp, DHL, Ashland, Inc., Fidelity Investments, BICC General Cable Corporation, Omnicare, COMAIR, Levis Strauss, Gap, Inc., Mazak Corp. and R.A. Jones, Inc. The median household income for the area is approximately $48,700, while the median family income is approximately $57,000.

Bowling Green

As of December 31, 2003, the Bowling Green system passed approximately 36,500 homes and served approximately 23,200 customers from a single headend. Bowling Green is located 120 miles south of Louisville, 110 miles southwest of Lexington and 70 miles north of Nashville, Tennessee. Bowling Green is the fourth largest city in Kentucky and is the home of Western Kentucky University. Major employers in the Bowling Green area include General Motors, Fruit of the Loom, Commonwealth Health Corporation, DESA International and Houchens Industries. The median household income for the area is approximately $32,600, while the median family income is approximately $42,700.

The Illinois Systems

The Illinois systems are owned and operated by Insight Communications Midwest, and were contributed to us on January 5, 2001. Insight Communications serves as manager of the Illinois systems. These systems are located primarily in mid-sized communities, including Springfield, Rockford, Peoria, Dixon and Champaign/Urbana. The Rockford system was contributed by Insight Communications and the other Illinois systems were acquired from certain cable subsidiaries of AT&T Corp.

In total, the Illinois systems passed approximately 688,400 homes and served approximately 414,900 customers as of December 31, 2003, making us the second largest operator of cable television systems in the State of Illinois. These systems are served by networks with approximately 7000 miles having a capacity greater than or equal to 750 MHz, approximately 586 miles having a capacity greater than or equal to 550 MHz and less than 750 MHz, and nearly 223 miles having a capacity less than 450 MHz.

The Illinois systems are organized in five management districts:

The Rockford District

As of December 31, 2003, the Rockford District passed approximately 131,600 homes and served approximately 76,800 customers. Rockford is Illinois’ second largest city. Major employers in the Rockford metropolitan area include Chrysler Corporation, Rockford Health System, Sundstrand Corporation and Swedish American Health Systems. The median household income for the area is approximately $36,500 per year, while the median family income is approximately $44,600 per year.

Since launching our Insight Digital service in the Rockford system, the activated areas achieved approximately 28% digital penetration from its customers, with incremental revenue per digital customer of approximately $19 per month.

The Peoria District

As of December 31, 2003, the Peoria District passed approximately 200,800 homes and served approximately 125,000 customers, principally in the communities of Bloomington and Peoria. Bloomington is located in the north central part of the state. The Bloomington system is home to Illinois State University with over 20,000 students and Illinois Wesleyan University with over 2,000 students. The major employers in Bloomington are State Farm Insurance and Mitsubishi Motor Company of America. Peoria is the fifth largest city in Illinois, located in the north central part of the state. The Peoria system is home to Bradley University. Major employers in the Peoria area include the world headquarters of Caterpillar and R.L. Nelson Corp. The median household income for the area is approximately $41,400, while the median family income is approximately $54,000.

The Peoria system completed the upgrade of all but 68 miles of its 2,100 mile network to 750 MHz or higher. As of December 31, 2003, the Peoria District achieved penetration levels for its digital service of over 25% in areas where digital service is available. The system has launched high-speed Internet service and has achieved penetration levels of over 10% as of December 31, 2003 in areas where the service is available. In September 2003, video-on-demand and HDTV services were made available to customers in the Peoria district.

The Dixon District

As of December 31, 2003, the Dixon District passed approximately 69,300 homes and served approximately 43,500 customers, principally in the communities of Rock Falls, Peru and Dixon. Dixon is located in the north/central part of the State of Illinois. Major employers in the Dixon area include the State of Illinois, Raynor Manufacturing Company and Borg Warner Automotive. The median household income for the area is approximately $36,400, while the median family income is approximately $46,600.

Approximately 85% of the Dixon system currently operates with a 750 MHz or higher. As of December 31, 2003, the district achieved penetration levels for its digital service of approximately 21% in areas where the service is available.

The Springfield District

As of December 31, 2003, the Springfield District passed approximately 187,800 homes and served approximately 117,000 customers, principally in the communities of Decatur and Springfield. Springfield is the capital of Illinois and the sixth largest city in the state, located in the central part of the state. The major employer in the Springfield area is the State of Illinois. The median household income for the area is approximately $36,200, while the median family income is approximately $46,800.

Approximately 90% of the Springfield District operates with a network of 750 MHz or higher. As of December 31, 2003, the district achieved penetration levels for its digital service of over 27% in the areas where the service is available. The system has launched InsightBroadband high-speed Internet service and has achieved penetration levels of approximately 10% in areas where the service is available. In September 2003, video-on-demand and HDTV services were made available to customers in the Springfield district.

The Champaign District

As of December 31, 2003, the Champaign District passed approximately 98,900 homes and served approximately 52,600 customers. Champaign/Urbana is located in the eastern central part of the state. The Champaign District is home to the University of Illinois with over 45,000 students. Major employers in the Champaign and Urbana areas include the University of Illinois, Kraft Foods and the Carle Clinic Association. The median household income for the area is approximately $30,300 and the median family income for the area is approximately $47,600.

The Champaign District serves substantially all of its customers by a two-way, 750 MHz network. The district had approximately 13,600 digital customers as of December 31, 2003. The Champaign District has launched InsightBroadband high-speed Internet service and as of December 31, 2003, had over 11,800 customers.

The Ohio System

In connection with the AT&T transactions in January 2001, the common equity of Insight Communications of Central Ohio, LLC, the entity holding the Ohio system, was contributed to us. As of December 31, 2003, the Ohio system passed approximately 206,400 homes and served approximately 85,600 customers from a single headend. The system serves the eastern portion of the City of Columbus and adjacent suburban communities within eastern Franklin County and the contiguous counties of Delaware, Licking, Fairfield and Pickaway. The City of Columbus is the 34th largest designated market area, the capital of Ohio and the home of Ohio State University. In addition to the state government and university, the Columbus economy is well diversified with the significant presence of prominent companies such as The Limited, Merck, Wendy’s, Nationwide Insurance, Borden and Worthington Industries. The median household income for our service area is approximately $40,300 per year, while the median family income is approximately $50,600 per year.

As of December 31, 2003, approximately 34,500 of our Ohio customers have subscribed to our interactive digital service, representing a penetration of nearly 43% in areas where digital service is available. The RoadRunner high-speed Internet service, launched in 2000, has achieved a penetration of approximately 13% as of December 31, 2003 in areas where digital service is available. In addition, the Ohio system provides exclusive local sports and entertainment programming, featuring a variety of sporting events from area high schools and the Ohio State University to Columbus Clippers baseball and Columbus Crew major league soccer.

In 1996, Ameritech obtained a citywide cable television franchise for the City of Columbus and most other suburban communities in Franklin County. WideOpenWest acquired the assets of Ameritech in December 2001, and has built its system, both in our service area and in the Time Warner service area on the west side of Columbus. We and Time Warner service virtually distinct areas and therefore do not compete with one another. The areas of the Ohio system served by both us and WideOpenWest pass approximately 130,800 homes, representing 63% of the Ohio system’s total homes passed as of December 31, 2003.

We have launched a telephone service alternative to SBC (Ameritech) in the Columbus, Ohio area through our arrangement with Comcast Cable.

Customer Rates

Rates charged to customers vary based on the market served and service selected. As of December 31, 2003, the weighted average revenue for our monthly combined basic and classic service was approximately $35.51. The national average is projected to be $36.59 for the same services for 2003, as reported by Paul Kagan & Associates.

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

Sales and Marketing

Our strategy is to improve customer satisfaction and reduce churn in addition to selling video, high-speed Internet and telephone services under the “AT&T Digital Phone” brand to our customers and potential customers, thereby increasing market share. Customers who purchase more than one service may in some cases be eligible for a bundled discount. We regularly use targeted campaigns to sell the appropriate services to both our existing and our potential customer base. Our customer service representatives are trained and given the support to use their daily contacts with customers as opportunities to sell them additional services.

Due to the nature of the communities we serve, we are able to market our services in ways not typically used by urban cable operators. We can market products and services to our customers at our local offices where many of our customers pay their cable bills in person. Examples of our in-store marketing include the promotion of premium services as well as point-of-purchase demonstrations that will allow customers to experience our high-speed Internet service and digital products. We aggressively promote our services utilizing both broad and targeted marketing tactics, including outdoor billboards, outbound telemarketing, retail partnerships, including Best Buy and H.H. Gregg, direct mail, door-to-door sales, cross-channel promotion, print and broadcast.

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

Currently there are over 160 cable networks competing for carriage on our analog and digital platforms. We have continued to leverage both our systems’ channel capacity s and newly deployed digital services including video-on-demand as an incentive to our suppliers to secure long term programming deals with reasonable price structures and other creative financial arrangements to offset license fee increases.

Because of our relationship with Comcast Cable (formerly known as AT&T Broadband), we have the right to purchase certain programming services for our systems directly through Comcast Cable’s programming supplier Satellite Services, Inc. We believe that Satellite Services has attractive programming costs. Additionally, given the clustering of our systems in the Midwest, we have been successful in affiliating with regionally based programming products such as sports and news, at lower than average license fees.

Under the terms of our partnership agreement, our manager and Comcast Cable are each required to use commercially reasonable efforts to extend to us all of the programming discounts available to them. Accordingly, we should benefit from both the existing Satellite Services arrangement as well as additional discounts available to Comcast Cable. However, we cannot predict with certainty when these benefits will occur, or the extent to which they actually will be achieved.

Commitment to Community Relations

We believe that maintaining strong community relations will continue to be an important factor in ensuring our long-term success. Our community-oriented initiatives include educational programs and the sponsorship of programs and events recognizing local citizens. In addition, members of our management team host community events for political and business leaders as well as representatives of the local media, where they discuss our operations and recent developments in the telecommunications industry. We have received numerous awards recognizing our ongoing community relations, and we believe that such initiatives result in consumer and governmental goodwill and name recognition, increasing customer loyalty and likely facilitating any future efforts to provide new communications services.

We encourage all of our local management teams to take leadership roles in community and civic activities. Over the years, our systems have received various forms of recognition for their efforts to support local causes and charities as well as programs that encourage a better way of life in the communities they serve.

All of our systems provide ongoing support for Cable in the Classroom, an industry initiative that earns recognition both locally and nationally for its efforts in furthering the education of children. Our newest public affairs initiative, “In the Know,” further underscores our commitment to education by offering the vast uses of high-speed Internet access into each accredited school in our service area. “In the Know” builds upon the cable industry’s pledge to provide free high-speed Internet access to eligible local schools and public libraries. We have taken that pledge a step further to offer students and teachers the resources of broadband content and robust cable programming to enrich the learning experience.

With cable modems in the classroom, teachers and students alike can benefit from the speedy downloads and access to advanced applications to enhance the learning experience. In addition to providing this advanced technology free of charge, we intend to continue offering programming enhancements in partnership with various cable networks. As an increasing number of areas become serviceable for high-speed service, “In the Know” is designed to incorporate multi-faceted synergies with these programmers in order to provide specialized educational offerings for each of our systems.

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

Franchises

Cable television systems are constructed and operated under fixed-term non-exclusive franchises or other types of operating authorities that are granted by either local governmental or centralized state authorities. These franchises typically contain many conditions, such as:

•	Time limitations on commencement and completion of construction;

•	Conditions of service, including the number of channels, the provision of free service to schools and other public institutions;

•	The maintenance of insurance and indemnity bonds; and

•	The payment of fees to communities.

These local franchises are subject to limits imposed by federal law.

As of December 31, 2003, we held 559 franchises in the aggregate, consisting of 202 in Indiana, 203 in Kentucky, 125 in Illinois and 29 in Ohio. Many of these franchises require the payment of fees to the issuing authorities of 3% to 5% of gross revenues, as defined by each franchise agreement, from the related cable system.

The Communications Act of 1934 prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross annual revenues from the provision of cable services and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances that render performance commercially impracticable.

The following table summarizes information relating to the year of expiration of our franchises, excluding the managed systems, as of December 31, 2003:

Year of Franchise Expiration	Number of Franchises	Percentage of Total Franchises	Number of Basic Customers	Percentage Total Basic Customers
Expired*	65	11.6%	230,770	17.7%
2004	39	7.0	49,915	3.8
2005	42	7.5	38,977	3.0
2006	33	5.9	175,162	13.5
2007	15	2.7	102,856	7.9
After 2007	365	65.9	704,355	54.1

*	Such franchises are operated on a month-to-month basis and are in the process of being renewed.

The Communications Act provides, among other things, for an orderly franchise renewal process which limits a franchising authority’s ability to deny a franchise renewal if the incumbent operator follows prescribed renewal procedures. In addition, the Communications Act includes comprehensive renewal procedures which require, when properly elected by an operator, that an incumbent franchisee’s renewal application be assessed on its own merits and not as part of a comparative process with competing applications.

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

Congress has enacted legislation and the FCC has adopted regulatory policies providing a more favorable operating environment for new and existing technologies, in particular direct broadcast satellite television systems operators, that have the potential to provide increased competition to cable systems. Congress has also enacted legislation which permits direct broadcast satellite companies to retransmit local television signals, eliminating one of the objections of consumers about switching to satellites.

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

Franchised cable systems compete with private cable systems for the right to service condominiums, apartment complexes and other multiple unit residential developments. The operators of these private systems, also known as satellite master antenna television systems often enter into exclusive agreements with apartment building owners or homeowners’ associations that preclude franchised cable television operators from serving residents of such private complexes. However, several states, including Illinois and Ohio where we operate, have adopted legislation granting cable operators the right to serve residents of such private complexes under certain conditions.

The 1984 Cable Act gives franchised cable operators the right to use existing compatible easements within their franchise areas on nondiscriminatory terms and conditions. Accordingly, where there are preexisting compatible easements, cable operators may not be unfairly denied access or discriminated against with respect to access to the premises served by those easements. Conflicting judicial decisions have been issued interpreting the scope of the access right granted by the 1984 Cable Act, particularly with respect to private easements granted to a specific utility and not “dedicated” to the public. Moreover, this statutory easement access right does not appear to allow a cable operator to install facilities within a building without permission from the property owner.

The 1996 Telecom Act may exempt some of our competitors from regulation as cable systems. The 1996 Telecom Act amends the definition of a “cable system” such that providers of competitive video programming are only regulated and franchised as “cable systems” if they use public rights-of-way. Thus, a broader class of entities providing video programming, including operators of satellite master antenna television systems, may be exempt from regulation as cable television systems under the 1996 Telecom Act. This exemption may give these entities a competitive advantage over us.

Cable television systems are operated under non-exclusive franchises granted by local authorities thereby allowing more than one cable system to be built in the same area. Although the number of municipal and commercial overbuild cable systems is small, the potential profitability of a cable system is adversely affected if the local customer base is divided among multiple systems. Additionally, constructing a competing cable system is a capital intensive process which involves a high degree of risk. We believe that in order to be successful, a competitor’s overbuild would need to be able to serve the homes in the overbuilt area on a more cost-effective basis than we can. Any such overbuild operation would require either significant access to capital or access to facilities already in place that are capable of delivering cable television programming. As of December 31, 2003, our Evansville, Indiana and Columbus, Ohio systems were overbuilt. As a result, approximately 9.2% of the total homes passed by our systems were overbuilt as of such date.

Direct broadcast satellite television systems use digital video compression technology to increase the channel capacity of their systems. Direct broadcast satellite television systems’ programming is currently available to individual households, condominiums and apartment and office complexes through conventional, medium and high-power satellites. High-power direct broadcast satellite television system service is currently being provided by DIRECTV, Inc., and EchoStar Communications Corporation. Direct broadcast satellite television systems have some advantages over cable systems that were not upgraded, such as greater channel capacity and digital picture quality. The recent acquisition of DIRECTV by News Corp. may provide it with access to financial, programming and other resources that enhance its competitive potential. In addition, legislation has been enacted which permits direct broadcast satellite television systems to retransmit the signals of local television stations in their local markets. However, direct broadcast satellite television systems have a limited ability to offer locally produced programming, and do not have a significant local presence in the community. In addition, direct broadcast satellite television systems packages can be more expensive than cable, especially if the subscriber intends to view the service on more than one television in the household. Finally, direct broadcast satellite television systems do not have the same full two-way capability, which we believe will limit their ability to compete in a meaningful way in interactive television, high-speed Internet and voice communications. Direct broadcast satellite has enjoyed a 19% average penetration nationwide, and we believe that satellite penetration in our various markets generally is in accordance with such average.

Several telephone companies are introducing digital subscriber line technology (“DSL”), which allows Internet access over traditional phone lines at data transmission speeds greater than those available by a standard telephone modem. Although these transmission speeds are not as great as the transmission speeds of a cable modem, we believe that the transmission speeds of DSL technology are sufficiently high that such technology will compete with cable modem technology. The FCC is currently considering its authority to promulgate rules to facilitate the deployment of these services and regulate areas including high-speed Internet and interactive Internet services. We cannot predict the outcome of any FCC proceedings, or the impact of that outcome on the success of our Internet access services or on our operations. In addition to DSL and dialup modems for providing Internet access, other technologies are entering the marketplace. For example, there is a wireless technology popularly known as “Wi-Fi,” which is faster than dial-up, but slower than cable modem technology.

As we expand our offerings to include telephone services, telephone services will be subject to competition from existing providers, including both local exchange telephone companies and long-distance carriers. The telecommunications industry is highly competitive and many telephone service providers may have greater financial resources than we have, or have established relationships with regulatory authorities. We cannot predict the extent to which the presence of these competitors will influence customer penetration in our telephone service areas. While we may add our telephone service offering to various markets, the service has only been launched in selected markets and has not yet achieved material penetration levels.

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

Federal Legislation

The principal federal statute governing the cable television industry is the Communications Act. As it affects the cable television industry, the Communications Act has been significantly amended on three occasions, by the 1984 Cable Act, the 1992 Cable Act and the 1996 Telecom Act. The 1996 Telecom Act altered the regulatory structure governing the nation’s telecommunications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduced the scope of cable rate regulation.

Federal Regulation

The FCC, the principal federal regulatory agency with jurisdiction over cable television, has adopted regulations covering such areas as cross-ownership between cable television systems and other communications businesses, carriage of television broadcast programming, cable rates, consumer protection and customer service, leased access, obscene and indecent programming, programmer access to cable television systems, programming agreements, technical standards, consumer electronics equipment compatibility and consumer education, ownership of home wiring, availability of programming to competitors, equal employment opportunity, availability of devices to block objectionable programming origination cablecasting, sponsorship identification, closed captioning, political advertising, advertising limits for children’s programming, signal leakage and frequency use, maintenance of various records as well as antenna structure notification, marking and lighting. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. A brief summary of certain of these federal regulations as adopted to date follows.

Rate Regulation

The 1984 Cable Act codified existing FCC preemption of rate regulation for premium channels and optional non-basic program tiers. The 1984 Cable Act also deregulated basic cable rates for cable television systems determined by the FCC to be subject to effective competition. The 1992 Cable Act substantially changed the previous statutory and FCC rate regulation standards. The 1992 Cable Act replaced the FCC’s old standard for determining effective competition, under which most cable television systems were not subject to rate regulation, with a statutory provision that resulted in nearly all cable television systems becoming subject to rate regulation of basic and cable programming service (expanded basic) tiers. The 1992 Cable Act allows cable operators to obtain deregulation of all rates upon demonstrating effective competition based on cable system penetration of less than 30%, aggregate penetration by competing providers in excess of 15%, or competition from a municipally-owned provider available to at least 50% of the community.

For cable systems not subject to effective competition, the 1992 Cable Act required the FCC to adopt a formula for franchising authorities to assure that basic cable rates are reasonable; allowed the FCC to review rates for cable programming service tiers, other than per-channel or per-program services, in response to complaints filed by franchising authorities and/or cable customers; prohibited cable television systems from requiring basic customers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of compliance; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service, remote controls, converter boxes and additional outlets; and allowed the FCC to impose restrictions on the retiering and rearrangement of cable services under certain limited circumstances. The 1996 Telecom Act limited the class of complainants regarding cable programming service tier rates to franchising authorities only, and ended FCC regulation of cable programming service tier rates on March 31, 1999. The 1996 Telecom Act also relaxes existing uniform rate requirements by specifying that such requirements do not apply where the operator faces effective competition, and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing may be lodged with the FCC. In addition, the 1996 Telecom Act expanded the definition of effective competition to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except direct broadcast satellite television systems.

The FCC’s implementing regulations contain standards for the regulation of basic service rates. Local franchising authorities are empowered to order a reduction of existing rates which exceed the maximum permitted level for basic services and associated equipment, and refunds can be required. The FCC adopted a benchmark price cap system for measuring the reasonableness of existing basic service rates. The rules also require that charges for cable-related equipment, converter boxes and remote control devices, for example, and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator’s control, such as taxes, franchise fees and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable television operator adds or deletes channels. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. There is also a streamlined cost-of-service methodology available to justify a rate increase on the basic tier for “significant” system upgrades.

Carriage of Broadcast Television Signals

The 1992 Cable Act contains signal carriage requirements which allow commercial television broadcast stations that are “local” to a cable television system, that is to say that the system is located in the station’s Nielsen “designated market area”, to elect every three years whether to require the cable television system to carry the station, subject to certain exceptions, or whether the cable television system will have to negotiate for “retransmission consent” to carry the station. The last election between must-carry and retransmission consent was October 1, 2002. A cable television system is generally required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether pursuant to mandatory carriage requirements or the retransmission consent requirements of the 1992 Cable Act. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of: (i) a 50 mile radius from the station’s city of license; or (ii) the station’s Grade B contour, a measure of signal strength. Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable television systems have to obtain retransmission consent for the carriage of all “distant” commercial broadcast stations, except for certain “superstations,” which are commercial satellite-delivered independent stations such as WGN. To date, compliance with the “retransmission consent” and “must carry” provisions of the 1992 Cable Act has not had a material effect on us, although this result may change in the future depending on such factors as market conditions, channel capacity and similar matters when such arrangements are renegotiated. The FCC has issued a decision in a rulemaking proceeding dealing with the carriage of television signals in a digital format, both high definition and standard digital. The rules require carriage of local television broadcast stations that transmit solely in a digital format. However, a station that transmits in both analog and digital formats during the current several-year transition period is entitled to carriage of only its analog signal. The FCC has been asked to reconsider this decision. The FCC is also considering whether the mandatory carriage obligation should extend beyond the primary video signal to multiple services transmitted by a station over its digital channel. The outcome of these proceedings could have a material effect on the number of services that a cable operator will be required to carry.

Deletion of Certain Programming

Cable television systems that have 1,000 or more customers must, upon the appropriate request of a local television station, delete the simultaneous or nonsimultaneous network programming of a distant station when such programming has also been contracted for by the local station on an exclusive basis. FCC regulations also enable television stations that have obtained exclusive distribution rights for syndicated programming in their market to require a cable television system to delete or “black out” such programming from other television stations which are carried by the cable television system. In addition, the rights holder to a local sports event can prohibit a cable operator from carrying that event on a distant station if the event is not broadcast live by a local station.

Franchise Fees

Although franchising authorities may impose franchise fees under the 1984 Cable Act, such payments cannot exceed 5% of a cable television system’s annual gross revenues from the provision of cable services. Under the 1996 Telecom Act, franchising authorities may not exact franchise fees from revenues derived from telecommunications services, although they may be able to exact some additional compensation for the use of public rights-of-way. The FCC has ruled that franchise fees may not be imposed on revenue from cable modem service. Franchising authorities are also empowered, in awarding new franchises or renewing existing franchises, to require cable television operators to provide cable-related facilities and equipment and to enforce compliance with voluntary commitments. In the case of franchises in effect prior to the effective date of the 1984 Cable Act, franchising authorities may enforce requirements contained in the franchise relating to facilities, equipment and services, whether or not cable-related. The 1984 Cable Act, under certain limited circumstances, permits a cable operator to obtain modifications of franchise obligations.

Renewal of Franchises

The 1984 Cable Act and the 1992 Cable Act establish renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal and to provide specific grounds for franchising authorities to consider in making renewal decisions, including a franchisee’s performance under the franchise and community needs. Even after the formal renewal procedures are invoked, franchising authorities and cable television operators remain free to negotiate a renewal outside the formal process. Nevertheless, renewal is by no means assured, as the franchisee must meet certain statutory standards. Even if a franchise is renewed, a franchising authority may impose new and more onerous requirements such as upgrading facilities and equipment, although the municipality must take into account the cost of meeting such requirements. Similarly, if a franchising authority’s consent is required for the purchase or sale of a cable television system or franchises, such authority may attempt to impose burdensome or onerous franchise requirements in connection with a request for such consent. Historically, franchises have been renewed for cable television operators that have provided satisfactory services and have complied with the terms of their franchises. At this time, we are not aware of any current or past material failure on our part to comply with our franchise agreements. We believe that we have generally complied with the terms of our franchises and have provided quality levels of service.

The 1992 Cable Act makes several changes to the process under which a cable television operator seeks to enforce its renewal rights which could make it easier in some cases for a franchising authority to deny renewal. Franchising authorities may consider the “level” of programming service provided by a cable television operator in deciding whether to renew. For alleged franchise violations occurring after December 29, 1984, franchising authorities are no longer precluded from denying renewal based on failure to substantially comply with the material terms of the franchise where the franchising authority has “effectively acquiesced” to such past violations. Rather, the franchising authority is estopped if, after giving the cable television operator notice and opportunity to cure, it fails to respond to a written notice from the cable television operator of its failure or inability to cure. Courts may not reverse a denial of renewal based on procedural violations found to be “harmless error.”

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

Ownership

The 1996 Telecom Act repealed the statutory ban against local exchange carriers providing video programming directly to customers within their local exchange telephone service areas. Consequently, the 1996 Telecom Act permits telephone companies to compete directly with operations of cable television systems. Under the 1996 Telecom Act and FCC rules adopted to implement the 1996 Telecom Act, local exchange carriers may provide video service as broadcasters, common carriers, or cable operators. In addition, local exchange carriers and others may also provide video service through “open video systems,” a regulatory regime that may give them more flexibility than traditional cable television systems. Open video system operators (including local exchange carriers) can, however, be required to obtain a local cable franchise, and they can be required to make payments to local governmental bodies in lieu of cable franchise fees. In general, open video system operators must make their systems available to programming providers (other than the incumbent cable operator) on rates, terms and conditions that are reasonable and nondiscriminatory. Where carriage demand by programming providers exceeds the channel capacity of an open video system, two-thirds of the channels must be made available to programmers unaffiliated with the open video system operator.

The 1996 Telecom Act generally prohibits local exchange carriers from purchasing a greater than 10% ownership interest in a cable television system located within the local exchange carrier’s telephone service area, prohibits cable operators from purchasing local exchange carriers whose service areas are located within the cable operator’s franchise area, and prohibits joint ventures between operators of cable television systems and local exchange carriers operating in overlapping markets. There are some statutory exceptions, including a rural exemption that permits buyouts in which the purchased cable television system or local exchange carrier serves a non-urban area with fewer than 35,000 inhabitants, and exemptions for the purchase of small cable television systems located in non-urban areas. Also, the FCC may grant waivers of the buyout provisions in certain circumstances.

The 1996 Telecom Act made several other changes to relax ownership restrictions and regulations of cable television systems. The 1996 Telecom Act repealed the 1992 Cable Act’s three-year holding requirement pertaining to sales of cable television systems. The statutory broadcast/cable cross-ownership restrictions imposed under the 1984 Cable Act were eliminated in 1996, although the parallel FCC regulations prohibiting broadcast/cable common-ownership remained in effect. The U.S. Court of Appeals for the District of Columbia Circuit struck down these rules. The FCC’s rules also generally prohibit cable operators from offering satellite master antenna service separate from their franchised systems in the same franchise area, unless the cable operator is subject to “effective competition” there.

The 1996 Telecom Act amended the definition of a “cable system” under the Communications Act so that competitive providers of video services will be regulated and franchised as “cable systems” only if they use public rights-of-way. Thus, a broader class of entities providing video programming may be exempt from regulation as cable television systems under the Communications Act.

The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utilities Holding Company Act of 1935, as amended. Electric utilities must establish separate subsidiaries known as “exempt telecommunications companies” and must apply to the FCC for operating authority. Due to their resources, electric utilities could be formidable competitors to traditional cable television systems.

Access to Programming

The 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring their affiliated cable operators and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. The prohibition on certain types of exclusive programming arrangements was set to expire on October 5, 2002, but the FCC has determined that a five year extension of the prohibition is necessary to preserve and protect competition in video programming distribution.

Privacy

The 1984 Cable Act imposes a number of restrictions on the manner in which cable television operators can collect and disclose data about individual system customers. The statute also requires that the system operator periodically provide all customers with written information about its policies regarding the collection and handling of data about customers, their privacy rights under federal law and their enforcement rights. In the event that a cable television operator was found to have violated the customer privacy provisions of the 1984 Cable Act, it could be required to pay damages, attorneys’ fees and other costs. Under the 1992 Cable Act, the privacy requirements were strengthened to require that cable television operators take such actions as are necessary to prevent unauthorized access to personally identifiable information. Certain of these requirements were modified by the Electronic Communications Privacy Act of 2001.

Franchise Transfers

The 1992 Cable Act requires franchising authorities to act on any franchise transfer request submitted after December 4, 1992 within 120 days after receipt of all information required by FCC regulations and by the franchising authority. Approval is deemed to be granted if the franchising authority fails to act within such period.

Technical Requirements

The FCC has imposed technical standards applicable to all classes of channels which carry downstream National Television System Committee video programming. The FCC also has adopted additional standards applicable to cable television systems using frequencies in the 108 to 137 MHz and 225 to 400 MHz bands in order to prevent harmful interference with aeronautical navigation and safety radio services and has also established limits on cable television system signal leakage. Periodic testing by cable television operators for compliance with the technical standards and signal leakage limits is required and an annual filing of the results of these measurements is required. The 1992 Cable Act requires the FCC to periodically update its technical standards to take into account changes in technology. Under the 1996 Telecom Act, local franchising authorities may not prohibit, condition or restrict a cable television system’s use of any type of customer equipment or transmission technology.

The FCC has adopted regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable television systems and consumer electronics equipment. These regulations, among other things, generally prohibit cable television operators from scrambling their basic service tier. The 1996 Telecom Act directs the FCC to set only minimal standards to assure compatibility between television sets, VCRs and cable television systems, and otherwise to rely on the marketplace. Pursuant to the 1992 Cable Act, the FCC has adopted rules to assure the competitive availability to consumers of customer premises equipment, such as converters, used to access the services offered by cable television systems and other multichannel video programming distributors. Pursuant to those rules, consumers are given the right to attach compatible equipment to the facilities of their multichannel video programming distributors so long as the equipment does not harm the network, does not interfere with the services purchased by other customers and is not used to receive unauthorized services. As of July 1, 2000, multichannel video programming distributors, other than operators of direct broadcast satellite television systems, were required to separate security from non-security functions in the customer premises equipment which they sell or lease to their customers and offer their customers the option of using component security modules obtained from the multichannel video programming distributors with set-top units purchased or leased from retail outlets. As of January 1, 2005, multichannel video programming distributors will be prohibited from distributing new set-top equipment integrating both security and non-security functions to their customers.

Inside Wiring; Customer Access

FCC rules require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove “home run” wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where such a fee is permissible. The FCC has also issued an order preempting state, local and private restrictions on over-the-air reception antennas placed on rental properties in areas where a tenant has exclusive use of the property, such as balconies or patios. However, tenants may not install such antennas on the common areas of multiple dwelling units, such as on roofs. This order limits the extent to which multiple dwelling unit owners may enforce certain aspects of multiple dwelling unit agreements which otherwise would prohibit, for example, placement of direct broadcast satellite television systems television receiving antennae in multiple dwelling unit areas, such as apartment balconies or patios, under the exclusive occupancy of a renter.

Pole Attachments

The FCC currently regulates the rates and conditions imposed by certain public utilities for use of their poles unless state public service commissions are able to demonstrate that they adequately regulate the rates, terms and conditions of cable television pole attachments. A number of states and the District of Columbia have certified to the FCC that they adequately regulate the rates, terms and conditions for pole attachments. Illinois, Ohio, and Kentucky, states in which we operate, have made such a certification. In the absence of state regulation, the FCC administers such pole attachment and conduit use rates through use of a formula which it has devised. Pursuant to the 1996 Telecom Act, the FCC has adopted a new rate formula for any attaching party, including cable television systems, which offers telecommunications services. This new formula will result in higher attachment rates than at present, but they will apply only to cable television systems which elect to offer telecommunications services. Any increases pursuant to this new formula began in 2001, and will be phased in by equal increments over the five ensuing years. The FCC ruled that the provision of Internet services will not, in and of itself, trigger use of the new formula. The Supreme Court affirmed this decision and also held that the FCC’s authority to regulate rates for attachments to utility poles extended to attachments by cable operators and telecommunications carriers that are used to provide Internet service or for wireless telecommunications service. This development benefits our business and will place a constraint on the prices that utilities can charge with regard to the cable facilities over which we also provide Internet access service.

Interactive Television

The FCC has issued a Notice of Inquiry covering a wide range of issues relating to Interactive Television (“ITV”). Examples of ITV services are interactive electronic program guides and access to a graphic interface that provides supplementary information related to the video display. In the near term, cable systems are likely to be the platform of choice for the distribution of ITV services. The FCC has posed a series of questions including the definition of ITV, the potential for discrimination by cable systems in favor of affiliated ITV providers, enforcement mechanisms, and the proper regulatory classification of ITV service.

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

Various bills have been introduced into Congress over the past several years that would eliminate or modify the cable television compulsory license. Without the compulsory license, cable television operators would have to negotiate rights from the copyright owners for all of the programming on the broadcast stations carried by cable television systems. Such negotiated agreements would likely increase the cost to cable television operators of carrying broadcast signals. The 1992 Cable Act’s retransmission consent provisions expressly provide that retransmission consent agreements between television broadcast stations and cable television operators do not obviate the need for cable operators to obtain a copyright license for the programming carried on each broadcaster’s signal.

Copyrighted music performed in programming supplied to cable television systems by pay cable networks, such as HBO, and basic cable networks, such as USA Network, is licensed by the networks through private agreements with performing rights organizations such as the American Society of Composers and Publishers, generally known as ASCAP, BMI, Inc. and SESAC, Inc. ASCAP and BMI offer “through to the viewer” licenses to the cable networks which cover the retransmission of the cable networks’ programming by cable television systems to their customers.

Licenses to offer copyrighted music by cable television systems themselves, including on local origination channels, in advertisements inserted locally on cable television networks, and in cross-promotional announcements, must be obtained by the cable television operator from the appropriate performing rights organization.

State and Local Regulation

Cable television systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome. Franchises generally contain provisions governing fees to be paid to the franchising authority, length of the franchise term, renewal, sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and number and types of cable television services provided. The terms and conditions of each franchise and the laws and regulations under which it was granted directly affect the profitability of the cable television system. The 1984 Cable Act places certain limitations on a franchising authority’s ability to control the operation of a cable television system. The 1992 Cable Act prohibits exclusive franchises, and allows franchising authorities to exercise greater control over the operation of franchised cable television systems, especially in the area of customer service and rate regulation. The 1992 Cable Act also allows franchising authorities to operate their own multichannel video distribution system without having to obtain a franchise and permits states or local franchising authorities to adopt certain restrictions on the ownership of cable television systems. Moreover, franchising authorities are immunized from monetary damage awards arising from regulation of cable television systems or decisions made on franchise grants, renewals, transfers and amendments. The 1996 Telecom Act prohibits a franchising authority from either requiring or limiting a cable television operator’s provision of telecommunications services.

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

Internet Access Service

We offer a service which enables consumers to access the Internet at high speeds via high capacity broadband transmission facilities and cable modems. We compete with many other providers of Internet access services which are known as Internet service providers (“ISPs”). ISPs include such companies as America Online and Mindspring Enterprises as well as major telecommunications providers, including AT&T and local exchange telephone companies. A number of local franchising authorities have attempted to require cable companies offering Internet access service over their broadband facilities to allow access to those facilities on an unbundled basis to other ISPs. To date, all such efforts have been overturned in the courts. However, many ISPs and local franchising authorities have continued to ask the U.S. Congress and the FCC to mandate such access, or at least to allow local authorities to impose such a requirement. Although the FCC has thus far declined to impose such an access requirement on cable companies, the issue remains under consideration. The FCC has recently decided that cable Internet service should be classified for regulatory purposes as an “information service” rather than either a “cable service” or a “telecommunications service.” Concurrently the FCC has initiated a wide-ranging rulemaking proceeding in which it seeks comment on the regulatory ramifications of this classification. Among the issues to be decided are whether the FCC should permit local authorities to impose an access requirement, whether local authorities should be prohibited from imposing fees on cable Internet service revenues, and what regulatory role local authorities should be permitted to play. The outcome of this proceeding could have a material impact on our provision of cable Internet service.

There are currently few laws or regulations which specifically regulate communications or commerce over the Internet. Section 230 of the Communications Act, added to that act by the 1996 Telecom Act, declares it to be the policy of the United States to promote the continued development of the Internet and other interactive computer services and interactive media, and to preserve the vibrant and competitive free market that presently exists for the Internet and other interactive computer services, unfettered by federal or state regulation. One area in which Congress did attempt to regulate content over the Internet involved the dissemination of obscene or indecent materials. The provisions of the 1996 Telecom Act, generally referred to as the Communications Decency Act, were found to be unconstitutional, in part, by the United States Supreme Court in 1997. In response, Congress passed the Child Online Protection Act. In May 2002, the United States Supreme Court reversed the finding by the Third Circuit Court of Appeals that the use of “contemporary community standards” to identify material “harmful to minors “ was overly broad and therefore violative of the First Amendment. The Supreme Court, however, remanded the matter to the Third Circuit to determine the validity of other challenges to the constitutionality of the Child Online Protection Act and kept the stay prohibiting government enforcement in place until further action by the lower courts. The constitutionality of this act is currently being challenged in the courts. Finally, disclosure of customer communications or records is governed by the Electronic Communications Privacy Act of 2001 and the Cable Act, both of which were amended by the USA Patriot Act.

Local Telecommunications Services

The 1996 Telecom Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose “competitively neutral” requirements regarding universal service, public safety and welfare, service quality and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require fair and reasonable, competitively neutral and non-discriminatory compensation for management of the public rights-of-way when cable operators or others provide telecommunications service using public rights-of-way. State and local governments must publicly disclose required compensation from telecommunications providers for use of public rights-of-way.

We have long-term agreements with Comcast Cable (formerly known as AT&T Broadband) that allow Comcast Cable to provide to customers telephone services using our local network infrastructure and switching and transport furnished by Comcast Cable . Local telecommunications services are subject to regulation by state utility commissions. Use of local telecommunications facilities to originate and terminate long distance services, a service commonly referred to as “exchange access,” is subject to regulation both by the FCC and by state utility commissions. As providers of local exchange service, subsidiaries of Comcast Cable are subject to the requirements imposed upon competitive local exchange companies by the 1996 Telecom Act. These include requirements governing resale, telephone number portability, dialing parity, access to rights-of-way and reciprocal compensation, among others. Although we are merely an agent for the telecommunications services provided by subsidiaries of Comcast Cable, and are not currently regulated with regard to those subsidiaries’ provision of telecommunications services over our facilities, some states may attempt to regulate companies that own facilities over which telecommunications services are offered. Therefore, there is a possibility that we could be subject to increased regulation in the future in the states where we currently provide telephone services, or if we expand into a state that already regulates companies that facilitate provision of telecommunications services. Although we cannot predict whether and the extent to which a state may seek to regulate us, increased regulation would likely increase our cost of doing business.

Numerous cable operators are either exploring or have commenced offering voice over Internet protocol (“VoIP”) as a competitive alternative to traditional circuit-switched telephone service. Various states, including states where we operate, have adopted or are considering differing regulatory treatment for VoIP, ranging from minimal or no regulation to full-blown common carrier status. The FCC has announced a proceeding to determine any appropriate regulatory obligations for VoIP. While the outcome of this proceeding cannot be predicted, it is generally believed that the FCC currently favors a “light touch” regulatory approach for VoIP, which might include preemption of certain state or local regulation.

Employees

As of December 31, 2003, we employed approximately 3,300 full-time employees and 120 part-time employees. We consider our relations with our employees to be good.

Item 2. Properties

A cable television system consists of three principal operating components:

•	The first component, the signal reception processing and originating point called a “headend,” receives television, cable programming service, radio and data signals that are transmitted by means of off-air antennas, microwave relay systems and satellite earth systems. Each headend includes a tower, antennae or other receiving equipment at a location favorable for receiving broadcast signals and one or more earth stations that receives signals transmitted by satellite. The headend facility also houses the electronic equipment, which amplifies, modifies and modulates the signals, preparing them for passage over the system’s network of cables.

•	The second component of the system, the distribution network, originates at the headend and extends throughout the system’s service area. A cable system’s distribution network consists of microwave relays, coaxial or fiber optic cables placed on utility poles or buried underground and associated electronic equipment.

•	The third component of the system is a “drop cable,” which extends from the distribution network into each customer’s home and connects the distribution system to the customer’s television set.

We own and lease parcels of real property for signal reception sites which house our antenna towers and headends, microwave complexes and business offices which includes our principal executive offices. In addition, we own our cable systems’ distribution networks, various office fixtures, test equipment and service vehicles. The physical components of our cable systems require maintenance and periodic upgrading to keep pace with technological advances. We believe that our properties, both owned and leased, are in good condition and are suitable and adequate for our business operations as presently conducted and as proposed to be conducted.

Item 3. Legal Proceedings

In November 2000, we filed a state court action against the City of Louisville for its grant, in September 2000, of a more favorable franchise to Knology of Louisville, Inc. Upon commencement of this action, the City pursuant to a provision in its franchise agreement with Knology, automatically suspended Knology’s franchise pending a final, non-appealable court determination as to whether Knology’s franchise was more favorable than the franchise under which we operated. In November 2000, Knology filed a federal court action against us seeking monetary damages and other relief for alleged violations of federal laws arising out of our having filed, pursuant to the provisions of our own franchise agreement with the City, the state court action. In March 2001, the federal court preliminary set aside the suspension of Knology’s franchise. In March 2002, a state circuit court ruled against our claim that Knology’s franchise was more favorable. We appealed the circuit court’s order to the state court of appeals which, in June 2003, upheld the lower court ruling. We have filed a motion for discretionary review of the appeals court’s ruling which is now pending before the Kentucky Supreme Court.

In May 2003, the federal court granted us summary judgment and dismissed six of Knology’s 11 claims. The court granted summary judgment to Knology on three claims, two of which resulted in permanently enjoining enforcement of the automatic suspension provision of Knology’s franchise agreement and do not involve damages. The third such claim is for violation of Knology’s first amendment rights, which will proceed to trial solely on the issue of damages, and would result in an award of legal fees and court costs specific to such claim if upheld. The remaining undecided claims elate to allegations of anticompetitive conduct and are to proceed to trial on the merits. The federal court has stayed any trial pending final resolution of the state court action. In August 2003, the court agreed, in part, with our Motion for Reconsideration, that the stay provision provides no justification for an injunction since the language was severed. Further, the court granted our Motion to Certify Questions for an Immediate Appeal to the Sixth Circuit Court of Appeals. The Sixth Circuit Court of Appeals granted our Motion to Certify, and we are currently briefing the issues. The trial will remain stayed pending the Sixth Circuit’s action. We continue to believe that we have substantial and meritorious defenses to the remaining asserted federal claims and intend to defend them vigorously.

We believe there are no other pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no public trading market for our equity, all of which is held equally by our manager, through Insight LP, and Comcast Cable (formerly known as AT&T Broadband), through TCI of Indiana Holdings.

On December 9, 2003, we completed a $130.0 million offering of 10½% senior notes due 2010. The notes were issued as additional debt securities under the indenture pursuant to which we previously issued $500.0 million of the same series of notes. We received proceeds of $140.9 million, including $1.5 million of interest accruing from November 1, 2003 through the date of issuance that will be repaid to holders of the senior notes in the first semi-annual interest payment due on May 1, 2004 and a bond premium of $11.4 million that is being amortized through November 2010, and net of an underwriting fee of $2.0 million. The proceeds of this offering were used to repay a portion of the outstanding revolving loans under the Insight Midwest Holdings credit facility. The notes were issued to Banc of America Securities LLC, BNY Capital Markets, Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and TD Securities (USA) Inc. pursuant to a purchase agreement dated December 4, 2003. The initial purchasers subsequently resold the notes to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, and outside the United States to non-U.S. Persons in accordance with Regulation S under the Securities Act.

Item 6. Selected Financial Data

In the following table, we provide you with our selected consolidated historical financial and other data as of and for the five years ended December 31, 2003. We have prepared the selected financial information using:

•	our audited financial statements for the four years ended December 31, 2003;

•	our audited financial statements for the year ended December 31, 1999, which includes the Insight Communications Midwest (formerly known as Insight Communications of Indiana) systems for the year ended December 31, 1999 and the Insight Kentucky systems from October 1, 1999 (date of acquisition) through December 31, 1999.

When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” also included in this report.

In accordance with the adoption of SFAS No. 142, beginning January 1, 2002, we no longer record amortization expense associated with franchise costs, goodwill and other indefinite lived intangible assets. This change in accounting would have resulted in a net loss of $72.1 million, $49.4 million and $15.7 million for each of the years ended December 31, 2001, 2000 and 1999.

In addition, certain other prior year amounts have been reclassified to conform to the current year’s presentation.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands)
Statement of Operations Data:
Revenue	$899,797	$808,925	$726,663	$392,680	$208,156
Operating costs and expenses:
Programming and other operating costs	327,071	277,327	257,602	133,214	60,624
Selling, general and administrative	165,014	153,620	134,713	72,466	44,100
Management fees	26,352	23,593	20,616	10,964	5,932
High-speed Internet charges (1)	—	4,116	3,785	—	—
Depreciation and amortization	224,874	211,837	373,030	195,669	109,110

Total operating costs and expenses	743,311	670,493	789,746	412,313	219,766

Operating income (loss)	156,486	138,432	(63,083)	(19,633)	(11,610)
Other income (expense):
Gain on cable system exchange	27,134	—	—	—	—
Gain on settlement of programming contract	37,742	—	—	—	—
Loss from early extinguishments of debt (2)	(10,879)	—	(10,315)	—	—
Interest expense	(184,499)	(180,465)	(188,609)	(113,054)	(51,235)
Interest income	831	176	809	919	335
Other	(591)	(187)	(1,998)	(342)	(167)

Total other expense, net	(130,262)	(180,476)	(200,113)	(112,477)	(51,067)

Net income (loss)	26,224	(42,044)	(263,196)	(132,110)	(62,677)
Accrual of preferred interests	(10,353)	(20,107)	(19,432)	—	—

Net income (loss) applicable to common interests	$15,871	$(62,151)	$(282,628)	$(132,110)	$(62,677)

Other Financial Data:
Operating cash flow (3)	$381,360	$350,269	$309,947	$176,036	$97,500
Operating cash flow margin (4)	42.4%	43.3%	42.7%	44.8%	46.8%
Capital expenditures	$193,487	$280,027	$319,956	$196,103	$107,901
Net cash provided by operating activities	211,483	170,179	161,536	60,151	102,917
Net cash used in investing activities	220,851	290,165	399,995	199,812	110,440
Net cash provided by financing activities	22,110	117,777	244,870	109,400	21,627

Balance Sheet Data:
Cash and cash equivalents	$22,679	$9,937	$12,146	$5,735	$35,996
Fixed assets, net	1,198,830	1,202,003	1,133,627	681,490	596,246
Total assets	3,677,353	3,626,246	3,561,080	1,699,547	1,706,599
Total debt, including preferred interests (5)	2,669,600	2,625,416	2,484,075	1,347,523	1,232,000
Partner’s capital	796,152	763,406	820,622	236,437	368,547

	As of December 31, 2003
	Indiana Systems	Kentucky Systems	Illinois Systems	Ohio System	Total Systems
Technical Data:
Network miles	8,800	10,300	7,800	2,700	29,600
Number of headends	11	5	18	1	35
Number of headends serving 95% of our customers	3	4	6	1	14
Operating Data:
Homes passed (6)	585,200	845,800	688,400	206,400	2,325,800
Basic customers (7)	329,000	464,100	414,900	85,600	1,293,600
Basic penetration (8)	56.2%	54.9%	60.3%	41.5%	55.6%
Digital ready homes (9)	308,200	462,000	391,700	80,300	1,242,200
Digital customers (10)	96,100	169,400	102,900	34,500	402,900
Digital penetration (11)	31.2%	36.7%	26.3%	43.0%	32.4%

Premium units (12)	119,300	231,400	141,300	54,100	546,100
Premium penetration (13)	36.3%	49.9%	34.1%	63.2%	42.2%
Cable modem customers (14)	57,700	85,700	62,300	24,300	230,000

(1)	High-speed Internet charges were incurred from October 1, 2001 through February 28, 2002 as a result of payments made to At Home Corporation (“@Home”), the former provider of high-speed Internet services for all of our systems, except in Ohio. On September 28, 2001, @Home filed for protection under Chapter 11 of the Bankruptcy Code. In order to continue providing service to existing customers and to resume the provisioning of service to new customers, we entered into interim agreements with @Home to extend service through February 28, 2002. As a result of these interim agreements, we incurred costs in excess of our original agreed-to cost for such services rendered from October 1, 2001 through February 28, 2002.
(2)	The Financial Accounting Standards Board has issued SFAS No. 145 which is effective for fiscal years beginning after May 15, 2002 and generally eliminates the classification of gains and losses from the early extinguishment of debt as extraordinary items. With the adoption of SFAS No. 145, we reclassified $10.3 million recorded in 2001 to results from continuing operations.
(3)	Operating cash flow is a financial measure that is not calculated and presented in accordance with accounting principles generally accepted in the United States. We define operating cash flow as operating income or loss before depreciation and amortization. Operating cash flow is useful to management in measuring the overall operational strength and performance of our company. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating our revenues. Management evaluates the costs of such tangible and intangible assets through other financial measures such as capital expenditures and investment spending. Another limitation of operating cash flow is that it does not reflect income net of interest expense, which is a significant expense of our company because of the substantial debt we incurred to acquire our cable television systems and finance the capital expenditures for the upgrade of our cable network.

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

The following is a reconciliation of operating income (loss) to operating cash flow:

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Operating income (loss)	$156,486	$138,432	$(63,083)	$(19,633)	$(11,610)
Adjustment:
Depreciation and amortization	224,874	211,837	373,030	195,669	109,110

Operating cash flow (a)	$381,360	$350,269	$309,947	$176,036	$97,500

(a)	Operating cash flow includes high-speed Internet charges of $4.1 million and $3.8 million for the years ended December 31, 2002 and 2001 that were excluded in previous reports filed by us.

(4)	Represents operating cash flow as a percentage of revenue.
(5)	The preferred interests were converted to common interests as of September 26, 2003.
(6)	Homes passed are the number of single residence homes, apartments and condominium units passed by the cable distribution network in a cable system’s service area.
(7)	Basic customers are customers of a cable television system who receive a package of over-the-air broadcast stations, local access channels and certain satellite-delivered cable television services, other than premium services, and who are usually charged a flat monthly rate for a number of channels.
(8)	Basic penetration means basic customers as a percentage of total number of homes passed.
(9)	Digital ready homes means the total number of homes passed to which digital service is available.
(10)	Customers with a digital converter box.
(11)	Digital penetration means digital service units as a percentage of digital ready homes.
(12)	Premium units mean the number of subscriptions to premium services, which are paid for on an individual unit basis.
(13)	Premium penetration means premium service units as a percentage of the total number of basic customers. A customer may purchase more than one premium service, each of which is counted as a separate premium service unit. This ratio may be greater than 100% if the average customer subscribes to more than one premium service unit.
(14)	Customers receiving high-speed Internet service.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

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

We have generated increases in revenues and operating cash flow for each of the past three fiscal years, primarily through a combination of acquisitions, internal customer growth, increases in monthly revenue per customer and growth in advertising and increasing new revenue from selling new services including high-speed Internet access and interactive digital video.

Although we reported net income for the year ended December 31, 2003, primarily due to the gain recorded on the settlement of a programming contract and the swap of our Griffin, Georgia system for the managed systems located in Shelbyville, Kentucky and New Albany, Indiana, we have historically recorded net losses through December 31, 2002. Some of the principal reasons for these net losses include depreciation and amortization associated with our acquisitions and capital expenditures related to the construction and upgrading of our systems, and interest costs on borrowed money. Beginning January 1, 2002, we no longer record amortization expense associated with goodwill and franchise costs; however, we expect to continue to report net losses for the foreseeable future. We cannot predict what impact, if any, continued losses will have on our ability to finance our operations in the future.

The following table is derived for the periods presented from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Revenue	$899,797	$808,925	$726,663
Operating costs and expenses:
Programming and other operating costs	327,071	277,327	257,602
Selling, general and administrative	165,014	153,620	134,713
Management fees	26,352	23,593	20,616
High-speed Internet charges	—	4,116	3,785
Depreciation and amortization	224,874	211,837	373,030

Total operating costs and expenses	743,311	670,493	789,746

Operating income (loss)	156,486	138,432	(63,083)
Operating cash flow	381,360	350,269	309,947
Interest expense	(184,499)	(180,465)	(188,609)
Net income (loss)	26,224	(42,044)	(263,196)
Net cash provided by operating activities	211,483	170,179	161,536
Net cash used in investing activities	220,851	290,165	399,995
Net cash provided by financing activities	22,110	117,777	244,870
Capital expenditures	193,487	280,027	319,956

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

The following is a reconciliation of operating income (loss) to operating cash flow:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Operating income (loss)	$156,486	$138,432	$(63,083)
Adjustment:
Depreciation and amortization	224,874	211,837	373,030

Operating cash flow (a)	$381,360	$350,269	$309,947

(a)	Operating cash flow includes high-speed Internet charges of $4.1 million and $3.8 million for the years ended December 31, 2002 and 2001 that were excluded in previous reports filed by us.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenue for the year ended December 31, 2003 totaled $899.8 million, an increase of 11% over the prior year, due primarily to customer gains in high-speed Internet and digital services as well as basic rate increases. High-speed Internet service revenue increased 59% over the prior year, primarily due to an increased customer base. We added a net 85,200 high-speed Internet customers during the year to end the year at 230,000 customers. Basic cable service revenue increased 6%, primarily due to basic rate increases. The average basic rate increase in 2003 was 6%. In addition, digital service revenue increased 26% over the prior year, primarily due to an increased customer base. We added a net 68,200 digital customers during the year to end the year at 402,900 customers.

Revenue by service offering were as follows for the years ended December 31 (dollars in thousands):

	2003		2002
	Revenue by Service Offering	% of Total Revenue	Revenue by Service Offering	% of Total Revenue
Basic	$537,026	59.7%	$506,128	62.6%
Digital	83,471	9.3%	66,124	8.2%
High-speed Internet	93,937	10.4%	58,968	7.3%
Premium / analog pay-per-view	57,247	6.4%	60,349	7.4%
Telephone	12,333	1.4%	6,274.8%
Advertising	58,832	6.5%	53,415	6.6%
Franchise fees	27,350	3.0%	25,762	3.2%
Other	29,601	3.3%	31,905	3.9%

Total	$899,797	100.0%	$808,925	100.0%

Revenue Generating Units (“RGUs”) were approximately 1,981,800 as of December 31, 2003 compared to approximately 1,798,900 as of December 31, 2002, an increase of 10%. RGUs represent the sum of basic, digital, high-speed Internet, and telephone customers. High-speed Internet net additions were 85,200 digital net additions were 68,200 telephone net additions were 24,800 and net basic customer additions were 4,700.

Average monthly revenue per basic customer was $57.86 for the year ended December 31, 2003, compared to $52.18 for the year ended December 31, 2002 primarily reflecting the continued successful rollout of new product offerings in all markets. Average monthly revenue per basic customer for high-speed Internet and digital service increased to $11.41 for the year ended December 31, 2003, up from $8.07 for the year ended December 31, 2002.

Programming and other operating costs increased $49.7 million or 18%. Programming costs increased 10%, primarily attributable to increased programming rates for our classic service, an increase in digital customers served, and additional programming in the newly rebuilt systems. These increases were offset by a $3.1 million credit from the settlement of a programming contract. Excluding the settlement of the programming contract, programming costs increased 11%. Other operating costs increased 40%, primarily attributable to increases in high-speed Internet costs driven by the net addition of 85,200 high-speed Internet customers, and, labor costs, which increased due to the transition from upgrade activities to maintenance activities.

Selling, general and administrative expenses increased $11.4 million or 7% primarily as a result of annual salary increases and payroll related costs for existing employees as well as the addition of new employees. In addition, marketing expenses increased to support the continued roll-out of new products. Legal fees also increased related to ongoing litigation. Partially offsetting these increases was an increase in marketing support funds (recorded as a reduction to selling, general and administrative expenses) for the promotion of new channel launches.

Management fees are directly related to revenue as these fees are calculated as approximately 3% of revenues.

High-speed Internet service charges were incurred through February 28, 2002 as a result of payments made to @Home, the former provider of high-speed Internet services for all of our systems, except in Ohio. On September 28, 2001, @Home filed for protection under Chapter 11 of the Bankruptcy Code. In order to continue providing service to existing customers and to resume the provisioning of service to new customers, we entered into an interim service arrangement that required us to pay $10.0 million to @Home to extend service through February 28, 2002. As a result of this arrangement we incurred approximately $7.9 million in excess of our original agreed-to cost for such services rendered, of which $4.1 million was incurred in 2002.

Depreciation and amortization expense increased $13.0 million or 6% primarily as a result of additional capital expenditures through December 31, 2003 to complete the rebuild of our Illinois systems, extend our plant and continue the rollout of digital, high-speed Internet and telephone services to existing and new service areas. Excluding the write-down of our obsolete video on demand equipment during the year ended December 31, 2002, depreciation and amortization increased $24.2 million or 12%.

Operating cash flow increased $31.1 million or 9% primarily due to increased basic, digital and high-speed Internet revenue, partially offset by increases in programming and other operating costs and selling, general and administrative costs. In addition, the increase in operating cash flow is also attributable to the absence of high-speed Internet service payments to @Home for the year ended December 31, 2003 that were previously included in the adjustments to operating cash flow during the year ended December 31, 2002.

Interest expense remained relatively flat year over year. The increase of $4.0 million or 2% is primarily due to the inclusion of $5.0 million of accruals for preferred interests in accordance with SFAS No. 150, effective July 1, 2003. Previously, the accrual was treated as a dividend below net income or loss. Additionally, the increase is related to higher outstanding debt, which averaged $2.5 billion for the year ended December 31, 2003, versus $2.4 billion for the year ended December 31, 2002. These increases were partially offset by a decrease in interest expense due to lower interest rates, which averaged 7.3% for the year ended December 31, 2003, versus 7.6% for the year ended December 31, 2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenue increased $82.3 million or 11% to $808.9 million for the year ended December 31, 2002 from $726.7 million for the year ended December 31, 2001. The increase in revenue was primarily the result of gains in our high-speed Internet and digital services with revenue increases over the prior year period of 65% and 40%. In addition, our basic cable service revenue increased primarily due to basic cable rate increases.

Revenue by service offering were as follows for the years ended December 31, (in thousands):

	2002		2001
	Revenue by Service Offering	% of Total Revenue	Revenue by Service Offering	% of Total Revenue
Basic	$506,128	62.6%	$474,995	65.4%
Digital	66,124	8.2%	47,134	6.5%
High-speed Internet	58,968	7.3%	35,825	4.9%
Premium / analog pay-per-view	60,349	7.4%	61,727	8.5%
Telephone	6,274.8%		869.1%
Advertising	53,415	6.6%	46,907	6.5%
Franchise fees	25,762	3.2%	23,959	3.3%
Other	31,905	3.9%	35,247	4.8%

Total	$808,925	100.0%	$726,663	100.0%

RGUs (Revenue Generating Units) were approximately 1,798,900 as of December 31, 2002 compared to approximately 1,640,200 as of December 31, 2001. This represents a growth rate of 10%. RGUs represent the sum of basic, digital, high-speed data and telephone customers.

Average monthly revenue per basic customer was $52.18 for the year ended December 31, 2002 compared to $47.37 for the year ended December 31, 2001, primarily reflecting the continued successful rollout of new product offerings in all markets. Average monthly revenue per basic customer for high-speed Internet and interactive digital video increased to $8.07 for the year ended December 31, 2002 from $5.41 for the year ended December 31, 2001.

Programming and other operating costs increased $19.7 million or 8% to $277.3 million for the year ended December 31, 2002 from $257.6 million for the year ended December 31, 2001. The increase in programming and other operating costs was primarily the result of increased programming rates for our classic and digital service as well as for additional programming added in rebuilt systems offset by decreases in high-speed Internet costs. Programming costs increased 11% for the year ended December 31, 2002 as compared to the year ended December 31, 2001.

Selling, general and administrative expenses increased $18.9 million or 14% to $153.6 million for the year ended December 31, 2002 from $134.7 million for the year ended December 31, 2001. The increase in selling, general and administrative expenses was primarily the result of increased customer service and insurance costs partially offset by a decrease in marketing costs.

Management fees are directly related to revenue as these fees are calculated as approximately 3% of revenues.

On September 28, 2001, At Home Corporation (“@Home”), the former provider of high-speed data services for all of our systems except for those located in Ohio, filed for protection under Chapter 11 of the Bankruptcy Code. For the purpose of continuing service to existing customers and to resume the provisioning of service to new customers, we entered into an interim agreement with @Home to extend service through November 30, 2001. Further, in December 2001, we entered into an additional interim service arrangement whereby we paid $10.0 million to @Home to extend service for three months through February 28, 2002, which was recorded as expense ratably over this three-month period.

As a result of these interim arrangements we incurred approximately $2.8 million in excess of our original agreed-to cost for such services rendered during the year ended December 31, 2001. Additionally, as of December 31, 2001, we recorded an allowance for bad debt of $1.0 million for a net receivable from @Home in connection with monies @Home collected from our high-speed data customers on our behalf prior to September 28, 2001. Additionally, we incurred approximately $4.1 million in excess of our original agreed-to cost for such services rendered during the three months ended March 31, 2002. These additional costs are included in non-recurring high-speed data service charges in our statement of operations.

Depreciation and amortization expense decreased $161.2 million or 43% to $211.8 million for the year ended December 31, 2002 from $373.0 million for the year ended December 31, 2001. The decrease in depreciation and amortization expense was primarily the result of ceasing the amortization of goodwill and indefinite lived intangible assets associated with the adoption of SFAS No. 142, effective January 1, 2002. This was partially offset by an $11.1 million write-down of the carrying value of current video-on-demand equipment, which was replaced as of December 31, 2002 in connection with our transition to a new video-on-demand service provider.

Operating cash flow increased $40.3 million or 13% to $350.3 million for the year ended December 31, 2002 from $309.9 million for the year ended December 31, 2001. This increase was primarily due to increased digital and high-speed Internet revenue, partially offset by increases in programming and other operating costs and selling, general and administrative costs.

Interest expense decreased $8.1 million or 4% to $180.5 million for the year ended December 31, 2002 from $188.6 million for the year ended December 31, 2001. This decrease was the result of lower interest rates, which averaged 7.6% for the year ended December 31, 2002, compared to 8.5% for the year ended December 31, 2001, partially offset by higher outstanding debt.

Liquidity and Capital Resources

Our business requires cash for operations, debt service, capital expenditures and acquisitions. The cable television business has substantial on-going capital requirements for the construction, expansion and maintenance of its broadband networks. Expenditures have been made for various purposes including the upgrade of our existing cable network, and in the future will be used for network extensions, new services, converters and network upgrades. Historically, we have been able to meet our cash requirements with cash flow from operations, borrowings under our credit facilities and issuances of private and public debt.

Cash provided by operations for the years ended December 31, 2003 and 2002 was $211.5 million and $170.2 million. The increase was primarily attributable to an increase in accrued expenses, accrued property taxes, amounts due to affiliates and deferred marketing revenue during the year ended December 31, 2003 partially offset by a decrease in accrued programming and the timing of cash receipts and payments related to the remaining working capital accounts.

Cash used in investing activities for the years ended December 31, 2003 and 2002 was $220.9 million and $290.2 million. The decrease was primarily attributable to reduced capital spending during the year ended December 31, 2003 due to the near completion of our system rebuilds and was partially offset by cash paid for the swap of our Griffin, Georgia system for the managed Shelbyville, Kentucky and New Albany, Indiana systems owned by Comcast of Montana/Indiana/Kentucky/Ohio.

Cash provided by financing activities for the years ended December 31, 2003 and 2002 was $22.1 million and $117.8 million. The decrease was primarily attributable the net impact of the retirement of the Ohio obligations through the refinancing of the Insight Midwest Holdings credit facility, the absence of an inter-company borrowing during the year ended December 31, 2003 and the issuance of an additional $130.0 million (principal amount at maturity) 10 1/2% senior notes.

For the years ended December 31, 2003 and 2002, we spent $193.5 million and $280.0 million in capital expenditures largely to support our plant rebuild in Illinois, which is substantially completed, telephone deployment and success-based capital, including interactive digital and high-speed Internet expansion. For the year ending December 31, 2004, it is anticipated that we will spend approximately $180.0 million on capital expenditures.

We have concluded a number of financing transactions, which fully support our operating plan. These transactions are detailed as follows:

On October 1, 1999, in connection with our formation and the acquisition of a 50% interest in the Kentucky systems, we completed an offering of $200.0 million principal amount of 9¾% senior notes due 2009. The net proceeds of the offering were used to repay certain outstanding debt of the Kentucky systems. On November 6, 2000, we completed an offering of $500.0 million principal amount of 10½% senior notes due 2010. The net proceeds of the offering of $486.0 million were used to repay a portion of the Indiana and Kentucky credit facilities. Interest on the 9¾% senior notes is payable on April 1 and October 1 of each year and interest on the 10½% senior notes is payable on May 1 and November 1 of each year. The indentures relating to these senior notes impose certain limitations on our ability to, among other things, incur debt, make distributions, make investments and sell assets.

On December 17, 2002, we completed a $185.0 million add-on offering under the 9¾% senior notes indenture. We received proceeds of $176.9 million, including $3.8 million of interest accruing from October 1, 2002 through the date of issuance that was repaid to holders of the bonds in the first semi-annual interest payment due on April 1, 2003, and net of an underwriting fee of $3.1 million and a bond discount of $8.8 million that is being amortized through October 2009. The proceeds of this offering were used to repay a portion of the outstanding revolving loans under the Insight Midwest Holdings credit facility. Since this add-on offering occurred under the 9¾% senior notes indenture, these additional debt securities and the previous 9¾% senior notes are considered a single series of senior notes with identical terms.

On December 9, 2003, we completed a $130.0 million add-on offering under the 10½% senior notes indenture. We received proceeds of $140.9 million, including $1.5 million of interest accruing from November 1, 2003 through the date of issuance that will be repaid to holders of the bonds in the first semi-annual interest payment due on May 1, 2004 and a bond premium of $11.4 million that is being amortized through November 2010, and net of an underwriting fee of $2.0 million. The proceeds of this offering were used to repay a portion of the outstanding revolving loans under the Insight Midwest Holdings credit facility. Since this additional add-on offering occurred under the 10½% senior notes indenture, these additional debt securities and the previous 10½% senior notes are considered a single series of senior notes with identical terms.

On January 5, 2001, in conjunction with a series of transactions with cable subsidiaries of AT&T Broadband (now known as Comcast Cable), our subsidiary, Insight Midwest Holdings, which serves as a holding company for all of our systems, entered into a $1.75 billion credit facility. Insight Midwest Holdings borrowed $663.0 million to repay the then existing Indiana and Kentucky credit facilities and $685.0 million to finance the AT&T Broadband transactions. Also in connection with the financing of the AT&T Broadband transactions, Insight LP borrowed approximately $20.0 million from Insight Midwest Holdings pursuant to a three-year revolving note. On February 15, 2001, Insight LP repaid the note, in full, including interest.

The Insight Midwest Holdings credit facility permits the distribution of cash from Insight Midwest Holdings’ subsidiaries to enable us to pay principal and interest on our 9¾% senior notes and 10½% senior notes, so long as there exists no default under the credit facility. The Insight Midwest Holdings credit facility contains covenants restricting, among other things, the ability of Insight Midwest Holdings and its subsidiaries to acquire or dispose of assets, make investments and engage in transactions with related parties. The facility also requires compliance with certain financial ratios and contains customary events of default. As of December 31, 2003, we were in compliance with the Insight Midwest Holdings credit facility’s covenant requirements. Given current operating conditions and projected results of operations, we anticipate continued compliance under this credit facility agreement for the foreseeable future.

On March 28, 2002 we borrowed $100.0 million from our manager. Insight Midwest Holdings is permitted to make distributions to us for the purpose of repaying this loan provided that there are no defaults existing under the credit facility. This loan bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments.

On August 26, 2003 we amended the Insight Midwest Holdings credit facility in connection with our plan to refinance all of the obligations and conditionally guaranteed obligations of Insight Ohio. The amendment increased the Term B loan portion of the credit facility from $900.0 million to $1.125 billion which increased the total facility size to $1.975 billion from $1.750 billion. On August 29, 2003, Insight Midwest Holdings distributed $22.0 million to us and, in turn, we contributed this amount to Insight Ohio. Simultaneously, Insight Ohio used these proceeds plus cash on hand to repay the then outstanding balance of the Insight Ohio credit facility of $22.5 million plus accrued interest. On September 29, 2003, Insight Midwest Holdings used $206.7 million of the Insight Midwest Holdings credit facility to repay the outstanding principal, interest and call premiums related to the Senior Notes and Senior Discount Notes issued by Coaxial Communications of Central Ohio, Inc. and its affiliates. Both series of notes had been conditionally guaranteed by Insight Ohio. Insight Ohio is now a restricted subsidiary under the terms of our indentures.

We have a substantial amount of debt. Our high level of debt could have important consequences for you. Our principal source of cash we need to pay our obligations and to repay the principal amount of our debt obligations is the cash that our subsidiaries generate from their operations and their borrowings. We believe that the Insight Midwest Holdings credit facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan. We have the ability to draw upon $386.0 million of unused availability under the Insight Midwest Holdings credit facility as of December 31, 2003 to fund any shortfall resulting from the inability of our cash from operations to fund our capital expenditures, meet our debt service requirements or otherwise fund our operations.

The following table summarizes our contractual obligations and commitments, excluding interest and commitments for programming, as of December 31, 2003, including periods in which the related payments are due (in thousands):

	Long-Term Debt	Operating Leases	Total
2004	$62,250	$2,267	$64,517
2005	83,500	1,597	85,097
2006	83,500	1,233	84,733
2007	83,500	644	84,144
2008	104,750	437	105,187
Thereafter	2,253,500	666	2,254,166

Total cash obligations	$2,671,000	$6,844	$2,677,844

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

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 eliminates the requirement under SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, to report gains and losses from extinguishments of debt as extraordinary items in the income statement. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. Upon adoption of this pronouncement, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of APB Opinion No. 30 for such classification should be reclassified to conform to the provisions of SFAS No. 145. In connection with our adoption of this pronouncement, we reclassified a loss from early extinguishment of debt of $10.3 million recorded during the year ended December 31, 2001 to results from continuing operations.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. In December 2003, the FASB deferred the effective date for variable interest entities created or acquired prior to February 1, 2003 and the provisions of FIN 46 will become effective during the first quarter of 2004. For variable interest entities acquired prior to February 1, 2003, any difference between the net amount added to the balance sheet and the amount of any previously recognized interest in the variable interest entity would be recognized as a cumulative effect of an accounting change. The adoption of FIN 46 is not expected to have a significant impact on our consolidated financial position or results of operations.

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

Critical Accounting Policies

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We believe the following accounting policies are the most critical to us, in that they are important to the portrayal of our financial statements and they require our most difficult, subjective or complex judgments in the preparation of our consolidated financial statements.

Fair Value of Assets Acquired and Liabilities Assumed in Purchase Combinations

The purchase combinations carried out by us require management to estimate the fair value of the assets acquired and liabilities assumed in the combinations. These estimates of fair value are based on our business plan for the entities acquired including planned redundancies, restructuring, use of assets acquired and assumptions as to the ultimate resolution of obligations assumed for which no future benefit will be received. We also utilize appraisal reports issued by independent appraisers. Should actual use of assets or resolution of obligations differ from our estimates, revisions to the estimated fair values would be required. If a change in estimate occurs after one year of the acquisition, the change would be recorded in our statement of operations.

Goodwill and Other Identifiable Intangibles

We assess the impairment of goodwill and other indefinite-lived intangible assets annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	Significant negative industry or economic trends.

When we determine that the carrying value of goodwill and other indefinite-lived intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. With the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002 we ceased amortizing goodwill and franchise costs arising from acquisitions. In lieu of amortization, we perform an annual impairment analysis. If we determine through the impairment review process that goodwill or franchise costs have been impaired, we would record an impairment charge in our statement of operations.

Fixed Assets

Fixed assets include costs capitalized for labor and overhead incurred in connection with the installation of cable systems and is stated at cost. Depreciation for buildings, cable system equipment, furniture, fixtures and office equipment is calculated using the straight-line method over estimated useful lives ranging from 2 to 30 years. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining terms of the leases or the estimated lives of the improvements.

Risk Factors

We have substantial debt and have significant interest payment requirements, which may adversely affect our ability to obtain financing in the future to finance our operations and our ability to react to changes in our business.

We have a substantial amount of debt. The following table shows certain important credit statistics about us.

	As of December 31, 2003
	(dollars in thousands)
Total debt	$2,669,600
Partners’ capital	796,152
Debt to equity ratio	3.4	x

Our high level of combined debt could have important consequences for you, including the following:

•	Our ability to obtain additional financing in the future for capital expenditures, acquisitions, working capital or other purposes may be limited;

•	We will need to use a large portion of our revenues to pay interest on our borrowings, which will reduce the amount of money available to finance our operations, capital expenditures and other activities;

•	Some of our debt has a variable rate of interest, which exposes us to the risk of increased interest rates; and

•	Our indebtedness may limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions.

We depend upon our operating subsidiaries for cash to fund our obligations.

As a holding company, we do not hold any assets other than our investments in our subsidiaries. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our consolidated assets. The only source of the cash we have to pay interest and principal on our indebtedness is the cash that our subsidiaries generate from their operations and their borrowings. The ability of our operating subsidiaries to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Furthermore, our subsidiaries must make payments to Insight Communications Company, L.P. under their management agreements. Accordingly, we cannot assure you that our subsidiaries will generate cash flow from operations in amounts sufficient to enable us to pay the principal and interest on our indebtedness.

The terms of the Insight Midwest Holdings credit facility and inability to refinance any borrowings under such facility may limit our ability to access the cash flow of our subsidiaries.

Our ability to receive cash from our subsidiaries is restricted by the terms of the Insight Midwest Holdings credit facility. Insight Midwest Holdings’ credit facility permits it to distribute cash to us, subject to certain limitations, provided that there is no default under such credit facility. If there is a default under the Midwest Holdings credit facility, we would not have any cash to pay interest on our obligations.

Furthermore, borrowings under the Insight Midwest Holdings credit facility are secured and will mature prior to our outstanding notes. Accordingly, we may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

The Insight Midwest Holdings credit facility requires us to comply with various financial and operating restrictions which could limit our ability to compete as well as our ability to expand.

The Insight Midwest Holdings credit facility contains covenants that restrict Insight Midwest Holdings’ subsidiaries ability to:

•	distribute funds or pay dividends to us;

•	incur additional indebtedness or issue additional equity;

•	repurchase or redeem equity interests and indebtedness;

•	pledge or sell assets or merge with another entity;

•	create liens; and

•	make certain capital expenditures, investments or acquisitions.

Such restriction could limit our ability to compete as well as our ability to expand. The ability of Insight Midwest Holdings’ subsidiaries to comply with these provisions may be affected by events beyond our control. If they were to breach any of these covenants, they would be in default under the credit facility and they would be prohibited from making distributions to us.

We have a history of net losses, and may not be profitable in the future.

Although we reported net income before accruals of preferred interests of $26.2 million for the year ended December 31, 2003 primarily due to the gain recorded on the settlement of a programming contract and the swap of our Griffin, Georgia system, we have a history of net losses and expect to incur additional net losses in the future. We incurred a net loss before accruals of preferred interests of $263.2 million for the year ended December 31, 2001 and $42.0 million for the year ended December 31, 2002.

We have and will continue to have a substantial amount of interest expense in respect of debt incurred and depreciation and amortization expenses relating to acquisitions of cable systems as well as expansion and upgrade programs. Such expenses have contributed to the net losses we experienced.

Our manager currently manages and may in the future manage cable systems other than our cable systems, which may divert management resources from the management of our systems and could give rise to conflicts of interest.

Our manager currently manages and may in the future manage cable systems other than the cable systems we own. Management of other cable systems would require our manager to devote a significant portion of its personnel and other resources to the management of such other cable systems. As a result, the attention of our manager’s senior executive officers and key personnel may be diverted from the management of our cable systems and the allocation of management resources between our cable systems and such new systems could give rise to conflicts of interest.

We could face considerable business and financial risk in implementing our acquisition strategy.

As part of our strategy of pursuing value-enhancing transactions, we intend to seek to swap or acquire systems that strategically fit our clustering and operating strategy. Although we regularly engage in discussions with respect to possible acquisitions and joint ventures, we do not currently have any understandings, commitments or agreements relating to any acquisitions. Future acquisitions could result in potentially dilutive issuances of equity securities and the incurrence of debt and contingent liabilities which could have a material adverse effect upon our business, financial condition and results of operations.

Risks we could face with respect to acquisitions include:

•	difficulties in the integration of the operations, technologies, products and personnel of the acquired company;

•	risks of entering markets in which we have no or limited prior experience;

•	diversion of management’s attention away from other business concerns; and

•	expenses of any undisclosed or potential legal liabilities of the acquired company.

The risks associated with acquisitions could have a material adverse effect upon our business, financial condition and results of operations. We cannot assure that we will be successful in consummating future acquisitions on favorable terms or at all.

Our programming costs are substantial and they may increase, which could result in a decrease in profitability if we are unable to pass that increase on to our customers.

In recent years the cable industry has experienced a rapid escalation in the cost of programming, and sports programming in particular. For 1999 through 2003, programming costs increased significantly. Our cable programming services are dependent upon our ability to procure programming that is attractive to our customers at reasonable rates. Programming costs may continue to escalate and we may not be able to pass programming cost increases on to our customers. Our financial condition and results of operations could be negatively affected by further increases in programming costs. Programming has been and is expected to continue to be our largest single expense item and accounted for approximately 43% of the total programming and other operating costs, selling, general and administrative expenses and management fees for our systems for the year ended December 31, 2003.

We are uncertain whether Comcast’s acquisition of AT&T’s broadband business will have an adverse effect on our future financial and operating results, and whether it will affect our telephone services contract or programming costs.

Until November 2002, we were owned 50% by our manager, as general partner, and 50% by an indirect subsidiary of AT&T Broadband, as limited partner. AT&T Broadband was a fully integrated business unit of AT&T Corp. As a result of Comcast’s acquisition of AT&T Broadband on November 18, 2002, a new senior management team comprised principally of individuals that prior to the transaction operated the Comcast cable properties will exercise significant control over decisions relating to our limited partner. Our partnership agreement prohibits us from taking certain actions without the approval of the limited partner. Accordingly, we will be dependent upon the discretion of our limited partner’s new management in obtaining approval for certain significant transactions.

Our long-term agreement with Comcast Cable to facilitate the delivery of local telephone services uses switching and transport facilities obtained through Comcast Cable and our local network infrastructure, on which Comcast Cable leases capacity for a fee. Subsidiaries of Comcast Cable are the regulated telephone providers of the telephone services that we market to our customers. Comcast Cable is evaluating its telephony strategy on an ongoing basis. We are unable to predict whether any changes in Comcast Cable’s telephony strategy will affect our contractual relationship for the provision of telephone services. Furthermore, there can be no assurance Comcast Cable will continue to carry out its obligations under our telephone agreement, whether with respect to existing or future deployments.

All of our existing deployments of telephone services are marketed under the “AT&T Digital Phone” brand. Following Comcast’s acquisition of the broadband business of AT&T Corp., the continued licensing to us of the AT&T Digital Phone brand is uncertain. We are unable to predict whether the inability to market telephone services using the AT&T Digital Phone brand would have an adverse effect on the future results of our telephone operations.

We have relied in the past on our contractual arrangements with affiliates of AT&T Broadband for the purchase of certain programming services for our systems at what we believe are attractive rates. As a result of Comcast’s acquisition of AT&T Broadband, Comcast and AT&T Broadband in many cases have long-term agreements, in some cases with the same counterparties, for the same services and products, such as programming. In the cases where there are separate agreements with the same counterparties, Comcast is presently evaluating whether such agreements apply only to the operations to which they have historically applied or whether instead one of the two contracts will apply to the operations of both companies and the other contract will be terminated. We are unable to determine whether such matters will have an adverse effect on our programming costs.

The competition we face from other cable networks and alternative service providers may cause us to lose market share.

The impact from competition, particularly from direct broadcast satellite television systems and companies that overbuild in our market areas, has resulted in a decrease in customer growth rates as well as a loss of subscribers. The industry growth rate for basic customers for the years ended December 2003 and 2002 was a decrease of 22% and an increase of 5.7% respectively, while satellite penetration as of December 2003 averaged 20% nationwide, up from 15.8% in December 2002. This in turn has negatively impacted our financial performance. Increased competition may continue to impact our financial performance. Many of our potential competitors have substantially greater resources than we do, and we cannot predict the market share our competitors will eventually achieve, nor can we predict their ability to develop products which will compete with our planned new and enhanced products and services such as high-speed Internet access, video-on-demand and telephone services.

Direct broadcast satellite service consists of television programming transmitted via high-powered satellites to individual homes, each served by a small satellite dish. Legislation permitting direct broadcast satellite operators to transmit local broadcast signals was enacted on November 29, 1999. This eliminates a significant competitive advantage that cable system operators have had over direct broadcast satellite operators. Direct broadcast satellite operators have begun delivering local broadcast signals in the largest markets and there are plans to expand such carriage to many more markets over the next year. While this authority is due to expire on December 31, 2004, extension legislation has been introduced in Congress.

Since our cable systems are operated under non-exclusive franchises, competing operators of cable systems and other potential competitors, such as municipalities and municipal utility providers, may be granted franchises to build cable systems in markets where we hold franchises. Competition in geographic areas where a secondary franchise is obtained and a cable network is constructed is called “overbuilding.” As of December 31, 2003, approximately 9.2% of the homes passed by our cable systems were overbuilt. Also as of December 31, 2003 an affiliate of Vectren Corporation (formerly Southern Indiana Gas and Electric Co.) had overbuilt our Evansville, Indiana system and passes approximately 82,500 homes also passed by us. In addition, Knology, Inc. has obtained a franchise to provide cable television service in the City of Louisville, Kentucky, where we operate a system, although they have not constructed a cable system In addition, as of December 31, 2003, WideOpenWest had overbuilt our Columbus, Ohio system and passes approximately 130,800 homes also passed by us. In our Illinois systems, the city of Springfield is considering a municipal overbuild. We cannot predict what effect competition from these or future competitors will have on our business and operations.

We will face competition from providers of alternatives to our Internet and telephone services.

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

As we expand our offerings to include telephone services, the telephone services we deliver will be subject to competition from existing providers, including both local exchange telephone companies and long-distance carriers. We cannot predict the extent to which the presence of these competitors will influence customer penetration in our telephone service areas.

We expect that the most significant competitors for our Internet access and telephone service offerings will be the existing local exchange telephone companies as well as resellers using the local exchange telephone companies’ networks. These competitors are currently the predominant providers of Internet and telephone services in our markets.

We may be required to provide access to our networks to other Internet service providers, which could significantly increase our competition and adversely affect our ability to provide new products and services.

The U.S. Congress and the Federal Communications Commission have been asked to require cable operators to provide access over their cable systems to other Internet service providers. If we are required to provide forced access, it could prohibit us from entering into or limit our existing agreements with Internet service providers, adversely impact our anticipated revenues from high-speed Internet access services and complicate marketing and technical issues associated with the introduction of these services. To date, the U.S. Congress and the Federal Communications Commission have declined to impose these requirements although the FCC has recently issued a notice of proposed rulemaking on this matter. This same forced access issue is also being considered by some local franchising authorities and several courts. Based on a finding that it was bound by an earlier decision, the Ninth Circuit Court of Appeals overturned the FCC’s classification and found cable Internet service to include both “information service” and “telecommunications service” components. Although the Ninth Circuit’s decision is under appeal, if upheld this decision could increase the risk of forced access obligations. Franchise renewals and transfers could become more difficult depending upon the outcome of this issue.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Our revolving credit and term loan agreements bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. In order to manage our exposure to interest rate risk, we enter into derivative financial instruments, typically interest rate swaps and collars. The counter-parties to our swap and collar agreements are major financial institutions. As of December 31, 2003, $150.0 million of our interest rate swap and collar agreements expire in August 2004, $185.0 million expire in November 2005 and $130.0 million expire in November 2010.

The fair market value and carrying value of our 9¾% senior notes and 10½% senior notes was $1.1 billion and $1.0 billion as of December 31, 2003. The fair market value of our credit facility borrowings approximate their carrying values as the credit facility borrowings bear interest at floating rates of interest. As of December 31, 2003, the estimated fair value (cost if terminated) of our interest rate swap and collar agreements was approximately $(5.7) million, which represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices and is reflected in our financial statements as other non-current liabilities. Changes in the fair value of derivative financial instruments are either recognized in income or in stockholders’ equity as a component of other comprehensive loss depending on whether the derivative financial instruments qualify for hedge accounting.

As of December 31, 2003, we had entered into interest rate swaps that approximated $150.0 million, or 9.6%, of our borrowings under all of our credit facilities. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $14.1 million.

Item 8. Financial Statements and Supplementary Data

Reference is made to our consolidated financial statements beginning on page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Insight Midwest’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of December 31, 2003. Based upon that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective to ensure that information required to be disclosed by Insight Midwest in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in Insight Midwest’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Insight Capital’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of December 31, 2003. Based upon that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective to ensure that information required to be disclosed by Insight Capital in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in Insight Capital’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Insight LP is our sole general partner. Insight Communications is the sole general partner of Insight LP. The following table sets forth certain information with respect to the executive officers and key employees of us, Insight Capital and Insight Communications. Insight Communications, through Insight LP, serves as our manager.

Name	Age	Position
Sidney R. Knafel	73	Chairman of the Board of Insight Communications and Member of the Advisory Committee
Michael S. Willner	51	Chairman, President and Chief Executive Officer of Insight Midwest and Insight Capital and Vice Chairman, President and Chief Executive Officer of Insight Communications and Chairman of the Advisory Committee
Dinni Jain	40	Executive Vice President and Chief Operating Officer of Insight Midwest, Insight Capital and Insight Communications and Member of the Advisory Committee
John Abbot	41	Senior Vice President and Chief Financial Officer of Insight Midwest, Insight Capital and Insight Communications
Elliot Brecher	38	Senior Vice President and General Counsel of Insight Midwest, Insight Capital and Insight Communications
E. Scott Cooley	43	Senior Vice President, Employee Relations and Development of Insight Communications
Charles E. Dietz	56	Senior Vice President and Chief Technology Officer of Insight Midwest, Insight Capital and Insight Communications
Douglas H. Giesen	51	Senior Vice President, Operations of Insight Communications
Gregory B. Graff	43	Senior Vice President, Video Services of Insight Communications
Pamela Euler Halling	56	Senior Vice President, Marketing and Programming of Insight Communications
John W. Hutton	43	Senior Vice President, Operations, of Insight Communications
Daniel Mannino	44	Senior Vice President and Controller of Insight Midwest, Insight Capital and Insight Communications
James D. Morgan	51	Senior Vice President, Human Resource of Insight Communications
Michael A. Page	35	Senior Vice President, Data and Telephony Services of Insight Communications
Mary Rhodes	53	Senior Vice President, IT and Central Support of Insight Communications
David Servies	43	Senior Vice President, Operations, of Insight Communications

Sidney R. Knafel, a director of Insight Communications, has been Chairman of the Board of Insight Communications since 1985. He was the founder, Chairman and an equity holder of Vision Cable Communications, Inc. from 1971 until its sale in 1981. Mr. Knafel is presently the managing partner of SRK Management Company, a private investment company. He is a director of General American Investors Company, Inc. and IGENE Biotechnology, Inc., as well as several private companies. Mr. Knafel is a graduate of Harvard College and Harvard Business School.

Michael S. Willner, a director of Insight Communications, co-founded and has served as Chief Executive Officer since 1985. Mr. Willner has also served as Vice Chairman of Insight Communications since August 2002, served as President from 1985 to August 2002 and reassumed the position of President in August 2003. Since August 2002, he has served as Chairman of Insight Midwest and Insight Capital. Mr. Willner served as Executive Vice President and Chief Operating Officer of Vision Cable from 1979 through 1985, Vice President of Marketing for Vision Cable from 1977 to 1979 and General Manager of Vision Cable’s Bergen County, New Jersey cable television system from 1975 to 1977. He currently serves on the Board of Directors and Executive Committee of the National Cable & Telecommunications Association, recently completing two consecutive terms as its Chairman. He also serves on the boards of C-SPAN, Women in Cable and Telecommunications, the Cable Center and the Walter Kaitz Foundation, as well as the Executive Committee of CableLabs. Mr. Willner is a graduate of Boston University’s College of Communication and serves on the school’s Executive Committee.

Dinni Jain has served as Executive Vice President and Chief Operating Officer since October 2003. He joined Insight Communications in January 2002 as Senior Vice President and Chief Financial Officer. From 1994 through 2002, he served in a number of roles in sales, marketing, customer service, strategy, corporate development and general management NTLIncorporated, one of Europe’s leading cable and telecommunications companies. He ultimately served as Deputy Managing Director of NTL’s Consumer Division, overseeing customer and new business growth, as well as the quality of customer satisfaction. He also managed the operations of NTL’s Cable and Wireless Consumer Group from 2000 to 2001.

John Abbot has served as Senior Vice President and Chief Financial Officer since January 2004. From January 1995 to January 2004, Mr. Abbot served in a number of roles at Morgan Stanley, most recently as Managing Director in the Global Media and Communications Group of its Investment Banking Division. Prior to joining Morgan Stanley, Mr. Abbot worked at Goldman, Sachs & Co. and he also served six years as a Surface Warfare Officer in the U.S. Navy. Mr. Abbot received a bachelor’s degree in Systems Engineering from the U.S. Naval Academy, an ME in Industrial Engineering from Pennsylvania State University and an MBA from Harvard Business School.

Elliot Brecher has served as Senior Vice President and General Counsel of Insight Communications since January 2000. Previously, he was associated with the law firm Cooperman Levitt Winikoff Lester & Newman, P.C., which served as Insight Communications’ legal counsel until July 2000 when it merged with Sonnenschein Nath & Rosenthal, LLP which continues to serve as our legal counsel. He joined that firm in February 1994 and served as a partner from January 1996 until joining Insight Communications. Prior to that, he was an associate of the law firm Rosenman & Colin from October 1988. Mr. Brecher received his law degree from Fordham University.

E. Scott Cooley joined Insight Communications in 1998 as Senior Vice President, Operations with responsibility for Insight Communications’ Indiana cluster. In October 2000, he became Senior Vice President, Employee Relations and Development of Insight Communications. Formerly, Mr. Cooley was an employee of TCI Communications for 18 years, having worked in the areas of technical operations and purchasing and as general manager of the Bloomington system. In 1994, he was appointed area manager of TCI Communications’ southern Indiana, Illinois and Missouri systems serving 260,000 customers. In 1997, he received TCI Communications’ Manager of the Year award.

Charles E. Dietz joined Insight Communications as Senior Vice President, Engineering in 1996 and became Chief Technology Officer in December 2001. From 1973 to 1995, Mr. Dietz was employed by Vision Cable Communications serving as Vice President of Technical Operations from 1988 through 1991, becoming Vice President of Operations in 1991.

Douglas H. Giesen joined Insight Communications as Senior Vice President, Operation in October 2003 with responsibility over Insight Communications’ Southern Midwest region, which encompasses systems in Louisville and Bowling Green, Kentucky as well as Evansville, Indiana, Prior to joining Insight Communications, beginning November 1994, Mr. Giesen served in a number of key roles at NTL, most recently as Customer Services Director, NTL UK wide.

Gregory B. Graff joined Insight in 1998, and now serves as Senior Vice President, Video Services Previously, he served as Senior Vice President and General Manager of Insight of Ohio since August of 1998, and then in June 2000 became Senior Vice President, Operations for Insight’s Southern Midwest Region. Prior to joining Insight, Mr. Graff served as Senior Vice President, Marketing, Programming and Advertising of Coaxial Communications since 1997. He joined Coaxial Communications as Vice President, Marketing and Sales in 1995. Prior to joining Coaxial Communications, Mr. Graff was Director of Marketing for KBLCOM’s Paragon Cable operation in San Antonio, Texas. He began his cable television career in 1984 with Continental Cablevision.

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

John W. Hutton joined Insight in 2000 as Vice President and General Manager of the Lexington, Kentucky system, and was promoted in 2002 to Senior Vice President, Operations. He is responsible for Insight’s Central region, which encompasses systems located in Columbus Ohio, Bloomington and Anderson, Indiana as well as Lexington and Covington, Kentucky. Hutton is a seasoned cable executive, having joined the industry in 1982 with Continental Cablevision following his graduation from Mercer College.

Daniel Mannino joined Insight Communications as Controller in 1989 and became Vice President and Controller in 1991 and Senior Vice President in 1999. Previously, Mr. Mannino was employed by Vision Cable from 1983 to 1989, becoming its Controller in 1986. Mr. Mannino is a certified public accountant.

James D. Morgan joined Insight Communications as Senior Vice President, Human Resources in September 2003. A 1978 graduate of Tulane University of Law, Mr. Morgan practiced labor and employment law representing management for 25 years. Prior to joining Insight Communications, Mr. Morgan was a partner for more than 9 years at the law firm of Fisher & Phillips, LLC, a nationwide labor and employee relations specialty firm, which serves as Insight Communications’ labor counsel.

Michael A. Page joined Insight Communications as Senior Vice President, Data and Telephony Services in September 2003. Prior to joining Insight Communications, from October 2001 through August 2003, Mr. Page was an independent consultant, providing merger and acquisition, product development and operational advisory services to senior management clients in the local exchange carrier, private equity, Internet service and cable television industries. From August 1998 through October 2001, Mr. Page was the Vice President, Business Development and co-founder of Valor Telecommunications in Irving, Texas.

Mary Rhodes joined Insight Communications in 1986 and became Vice President, Customer Service Administration in 1996, Senior Vice President, Customer Service Administration in 2000 and Senior Vice President, IT and Central Support in 2004. Ms. Rhodes previously served as general manager of our Jeffersonville, Indiana and Sandy, Utah cable systems.

David Servies joined Insight Communications in 1990 and became Senior Vice President, Operations in October 2000. He oversees the Western region which encompasses systems in Illinois, as well as Lafayette, Indiana. From 1998 to 2000, Mr. Servies served as District Vice President for Insight Communications’ Northeast Indiana District. Mr. Servies has worked in the cable industry for over 20 years. Mr. Servies is a member of the Indiana Cable Telecommunications Association and the National Cable Television Association.

Except as described in this report, there are no arrangements or understandings between any Member of the Advisory Committee or executive officer and any other person pursuant to which that person was elected or appointed to his or her position.

Since we are not a listed company, we are not required to establish an audit committee. Rather, the functions of an audit committee for our company are performed by the audit committee of our manager. The audit committee of our manager consists of three directors, all of whom are independent directors as defined by the listing standards of the Nasdaq Stock Market. The current members of the audit committee are James S. Marcus (Chairman), Thomas L. Kempner and Daniel S. O’Connell. Mr. Marcus was appointed as Chairman of the audit committee in July 2003. The board of directors of our manager has determined that each of the members of the audit committee meets the SEC definition of an audit committee financial expert.

The board of directors of our manager has adopted a code of ethics applicable to all of our employees, including our chief executive officer, chief financial officer and chief accounting officer. This code of ethics has been filed as an exhibit to this annual report and can be found on the website of Insight Communications at www.insight-com.com.

Advisory Committee

The Partnership Agreement of Insight Midwest provides for a five member Advisory Committee. Insight Communications, through Insight LP, is entitled to designate three of the members of the Advisory Committee. The remaining members are designated by an affiliate of Comcast Cable. The Advisory Committee serves in an advisory capacity only. Insight LP is our general partner and has the exclusive authority to manage our business, operations and affairs, subject to certain approval rights of Comcast Cable.

Item 11. Executive Compensation

None of the executive officers of Insight Midwest or Insight Capital are compensated for their services as such officers, but rather receive compensation from Insight Communications. None of the members of the Advisory Committee of Insight Midwest are compensated for their services as such members, but are entitled to reimbursement for travel expenses.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Insight Capital is a wholly-owned subsidiary of Insight Midwest.

The following table sets forth information with respect to the beneficial ownership of Insight Midwest’s partnership interests:

Name and Address of Beneficial Owner	Type of Interest	Percent of Partnership Interest
Insight Communications Company, L.P. (1) 810 Seventh Avenue, New York, NY 10019	General Partner	50%
TCI of Indiana Holdings, LLC (2) c/o Comcast Cable Holdings, LLC, 1500 Market Street, Philadelphia, PA 19102	Limited Partner	50%

(1)	Insight LP is a wholly-owned subsidiary of Insight Communications. The Class A common stock of Insight Communications is quoted on The Nasdaq National Market. Sidney R. Knafel, his children and trusts for their benefit, and Michael S. Willner, through their ownership of Insight Communications’ Class B common stock have approximately 60% of Insight Communications’ voting power.

(2)	TCI of Indiana Holdings is an indirect wholly-owned subsidiary of Comcast Cable.

Item 13. Certain Relationships and Related Transactions

SourceSuite

Our manager is currently providing the interactive programming services of its wholly-owned subsidiary, SourceSuite LLC, including an interactive program guide and interactive local information and community guides, to customers in some of our systems. For the years ended December 31, 2003, 2002 and 2001, fees for such services totaled $2.1 million, $1.6 million and $1.2 million.

Insight LP

Our manager, Insight LP, receives a management fee for each twelve-month period equal to 3% of substantially all revenue arising out of or in connection with the operations of our systems. For the years ended December 31, 2003, 2002 and 2001, Insight LP earned management fees of $26.4 million, $23.6 million and $20.6 million. Our manager owns 50% of the partnership interests in us, and we own 100% of the common stock of Insight Capital. In addition, Sidney Knafel, Michael Willner and Dinni Jain, who are each executive officers of our manager, are members of and collectively constitute a majority of our advisory committee.

Insight Ohio

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

The voting Preferred Interests provided for cash distributions to Coaxial and certain of its affiliates in amounts equal to the payments required on the then outstanding 10% Senior Notes and 12 7/8% Senior Discount Notes. Insight Ohio was required to redeem the Series A Preferred Interests in August 2006 and the Series B Preferred Interest in August 2008. The Senior Notes and Senior Discount Notes were conditionally guaranteed by Insight Ohio.

On August 8, 2000, Insight Ohio purchased Coaxial’s 25% non-voting common equity interest (the “Purchase and Option Agreement”). The purchase price was 800,000 shares of Insight Inc.’s common stock and cash in the amount of $2.6 million. In connection with the purchase, Insight Ohio’s operating agreement was amended to, among other things, remove certain participating rights of the principals of Coaxial and certain of its affiliates. The agreement was amended to incorporate 70% of Insight Ohio’s total voting power into the common equity interests of Insight Ohio and 30% of Insight Ohio’s total voting power into the Preferred Interests of Insight Ohio. Additionally, an option in the agreement provided that if at any time the Senior Notes or Senior Discount Notes were repaid or significantly modified, or in any case after August 15, 2008, the principals of Coaxial could have required us to purchase their interests in Coaxial.

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

Insight Midwest Holdings

Insight Midwest Holdings is party to a $1.975 billion credit facility. On March 28, 2002, we borrowed $100.0 million from our manager, $97.0 million of which was contributed to Insight Midwest Holdings in April 2002 for use in paying down the credit facility balance and in funding financing costs associated with amendments to the facility, and $3.0 million of which was contributed to Insight Ohio as of March 28, 2002. Insight Midwest Holdings is permitted to make distributions to us for the purpose of repaying the $100.0 million loan so long as no default exists under the credit facility. This loan bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments.

Comcast Cable

We purchase the majority of our programming through affiliates of Comcast Cable. Charges for such programming, including a 1½% administrative fee, were $142.4 million, $130.5 million and $116.0 million for the three years ended December 31, 2003, 2002 and 2001. As of December 31, 2003 and 2002, $28.3 million and $22.6 million of accrued programming costs were due to affiliates of Comcast Cable. We believe that the programming rates charged through these affiliates are lower than those available from independent parties.

In 2001, in connection with the purchase and contribution of our systems primarily located in Illinois, we acquired, through affiliates of Comcast Cable, an above-market programming contract. The above-market portion of the contract was recorded as an adjustment to the purchase price of the Illinois systems of $36.5 million with a long-term programming liability recorded in other non-current liabilities. This contract, under litigation between affiliates of Comcast Cable and the programmer, was renegotiated during the third quarter of 2003 and indirectly resulted in more favorable programming rates for us. As such, we recorded an adjustment to programming expense of $3.1 million and recorded a gain on the extinguishment of the liability for $37.1 million, both of which have been recorded in our consolidated statements of operations during the year ended December 31, 2003.

In October 1999, to facilitate the administration of our advertising services in our Kentucky Systems, we entered into an agreement with an affiliate of AT&T Broadband, which provides for this affiliate to perform all of our Kentucky advertising sales and related administrative services. The agreement has been extended beyond its scheduled December 31, 2003 expiration date and may be terminated by either party upon 30 days notice. We, through our Kentucky Systems, earned advertising revenues through this affiliate of $18.5 million, $15.8 million and $12.4 million for the three years ended December 31, 2003, 2002 and 2001. As of December 31, 2003 and 2002, we had $9.3 million and $8.5 million as a receivable due from this affiliate included in other current assets. We pay this affiliate a fixed and variable fee for providing this service based on advertising sales cash flow growth. As of December 31, 2003 and 2002, we had $102,000 and $308,000 recorded as payables to this affiliate related to such services.

In July 2000, to facilitate delivery of telephone services Insight LP entered into a ten-year agreement with AT&T Broadband (now known as Comcast Cable) that allows us to deliver local telephone service. Under the terms of the agreement, we lease certain capacity on our local network to Comcast Cable. Revenue earned from leased network capacity used in the provision of telephone services was $6.2 million, $2.2 million and $170,000 for the three years ended December 31, 2003, 2002 and 2001.

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

On March 17, 2000, Insight LP entered into a two-year management agreement with Comcast of Montana/Indiana/Kentucky/Ohio (formerly known as InterMedia Partners Southeast), an affiliate of Comcast Cable, to provide management services to cable television systems owned by Comcast. The management agreement, which had been extended, was set to expire on June 30, 2003. On June 27, 2003, the management agreement was further extended with the provision that either party may terminate the agreement at any time on 30 days notice. As of December 31, 2003, these systems served approximately 89,400 customers in the state of Indiana.

Item 14. Principal Accountant Fees and Services

Fees for professional services provided by our independent auditors in each of the last two fiscal years, in each of the following categories are as follows:

	2003	2002
	(in thousands)
Audit fees	$409.5	$372.5
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$409.5	$372.5

Fees for audit services include fees associated with the annual audit, the reviews of our quarterly reports on Form 10-Q, assistance with and review of documents filed with the Securities and Exchange Commission and comfort letters. Audit-related fees principally consisted of audit-related consultation. Tax fees included tax compliance and tax consultations.

The audit committee of our manager has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed by our independent auditor. The policy provides for pre-approval by the audit committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the audit committee must approve the permitted service before the independent auditor is engaged to perform it.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements:

Our financial statements, as indicated by the Index to Consolidated Financial Statements set forth below, begin on page F-1 of this Form 10-K, and are hereby incorporated by reference. Financial statement schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(b) Reports on Form 8-K:

None

(c) Exhibits:

Exhibit Number	Exhibit Description

3.1	Certificate of Limited Partnership of Insight Midwest (1)

3.2	Amended and Restated Limited Partnership Agreement of Insight Midwest, L.P., dated January 5, 2001 (2)

3.2A	First Amendment to Amended and Restated Limited Partnership Agreement of Insight Midwest, L.P., dated September 30, 2002 (3)

3.3	Restated Certificate of Incorporation of Insight Capital, Inc. (1)

3.4	By-laws of Insight Capital, Inc. (1)

10.1

Amended and Restated Credit Agreement, dated as of August 26, 2003, among Insight Midwest Holdings, LLC, several banks and financial institutions or entities, and The Bank of New York, as administrative agent (“Credit Agreement”)(4)

10.1A	Additional Term Loan Supplement to Credit Agreement dated August 26, 2003 (4)

10.2	Second Amended and Restated Operating Agreement of Insight Communications Midwest, LLC, dated as of January 5, 2001 (5)

10.3

Amended and Restated Management Agreement by and between Insight Communications of Indiana, LLC (now known as Insight Communications Midwest, LLC) and Insight Communications Company, L.P., dated as of October 1, 1999 (1)

10.4	First Amendment to Amended and Restated Management Agreement dated as of January 5, 2001, by and between Insight Communications Midwest, LLC and Insight Communications Company, L.P. (5)

10.5	Amended and Restated Limited Partnership Agreement of Insight Kentucky Partners II, L.P., dated as of October 1, 1999 (5)

10.6	First Amendment to Amended and Restated Limited Partnership Agreement of Insight Kentucky Partners II, L.P., dated as of January 5, 2001 (5)

10.7	Management Agreement by and between Insight Kentucky Partners II, L.P. and Insight Communications Company, L.P., dated as of October 1, 1999 (1)

10.8	Amended and Restated Operating Agreement of Insight Communications of Central Ohio, LLC, dated as of September 29, 2003 (4)

10.9	Management Agreement by and between Insight Communications of Central Ohio, LLC and Insight Communications Company, LP dated as of September 29, 2003 (4)

10.10	Indenture relating to 9¾% senior notes of Registrants, dated as of October 1, 1999 (6)

10.10A	First Supplemental Indenture, dated as of January 14, 2004, relating to 9¾% senior notes (7)

10.11	Indenture relating to 10½% senior notes of Registrants, dated as of November 6, 2000 (5)

10.11A	First Supplement Indenture, dated as of January 14, 2004, relating to 10½% senior notes (7)

10.12

Cable Facilities Lease Agreement, dated July 17, 2000, among AT&T Broadband, LLC, Registrant and certain of Registrant’s affiliates (portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment) (8)

10.13	Asset Exchange Agreement, dated September 30, 2002, between InterMedia Partners Southeast and Insight Communications Midwest, LLC (3)

10.14

Purchase Agreement dated as of August 26, 2003, among Coaxial Communications of Central Ohio, Inc. Insight Communications of Central Ohio, LLC, Insight Communications Company, LP Insight Communications Company, Inc., Coaxial DJM LLC, Coaxial DSM LLC, Barry Silverman, Dennis J. McGillicuddy, and D. Stevens McVoy (4)

14	Code of Ethics (7)

21	Subsidiaries of Registrants

31.1	Rule 13a-14/15d-14(a) Certification of the Chief Executive Officer of Insight Midwest, L.P.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Insight Midwest, L.P.

31.3	Rule 13a-14/15d-14(a) Certification of the Chief Executive Officer of Insight Capital, Inc.

31.4	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Insight Capital, Inc.

32.1	Section 1350 Certifications of Insight Midwest, L.P.

32.2	Section 1350 Certifications of Insight Capital, Inc.

(1)	Filed as an exhibit to Registrants’ Registration Statement on Form S-4 (Registration No. 333-33540) and incorporated herein by reference.
(2)	Filed as an exhibit to the Current Report on Form 8-K, dated January 5, 2001, of Insight Communications Company, Inc. and incorporated herein by reference.
(3)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 of Insight Communications Company, Inc. and incorporated herein by reference.
(4)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 of Insight Communications Company, Inc. and incorporated herein by reference.
(5)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000 of Insight Communications Company, Inc. and incorporated herein by reference.
(6)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999 of Insight Communications Company, Inc. and incorporated herein by reference.
(7)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003 of Insight Communications Company, Inc. and incorporated herein by reference.
(8)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of Insight Communications Company, Inc. and incorporated herein by reference.

Report of Independent Auditors

The Partners of

Insight Midwest, LP

We have audited the accompanying consolidated balance sheets of Insight Midwest, LP (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2, the Company changed its method of accounting for Goodwill and Other Intangible Assets effective January 1, 2002.

/s/ Ernst & Young LLP

New York, New York

February 23, 2004

INSIGHT MIDWEST, LP

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2003	December 31, 2002
Assets
Cash and cash equivalents	$22,679	$9,937
Trade accounts receivable, net of allowance for doubtful accounts of $1,123 and $1,296 as of December 31, 2003 and 2002	29,271	26,142
Launch funds receivable	9,421	5,197
Prepaid expenses and other assets	17,711	14,513

Total current assets	79,082	55,789
Fixed assets, net	1,198,830	1,202,003
Goodwill	14,684	15,219
Franchise costs	2,357,535	2,326,833
Deferred financing costs, net of accumulated amortization of $10,710 and $6,895 as of December 31, 2003 and 2002	27,222	26,402

Total assets	$3,677,353	$3,626,246

Liabilities and partners’ capital
Accounts payable	$29,427	$46,747
Accrued expenses and other liabilities	31,932	21,427
Accrued property taxes	22,954	14,428
Accrued programming costs	43,261	35,362
Deferred revenue	10,061	4,132
Interest payable	23,315	24,685
Debt – current portion	62,250	5,000
Preferred interest distribution payable	—	5,250
Due to affiliates	40,386	25,775

Total current liabilities	263,586	182,806

Deferred revenue	4,523	6,533
Debt	2,607,350	2,428,596
Other non-current liabilities	5,742	53,085

Commitments and contingencies

Preferred interests	—	191,820

Partners’ capital:
Partners’ accumulated capital	799,574	781,226
Accumulated other comprehensive loss	(3,422)	(17,820)

Total partners’ capital	796,152	763,406

Total liabilities and partners’ capital	$3,677,353	$3,626,246

See accompanying notes

INSIGHT MIDWEST, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Revenue	$899,797	$808,925	$726,663

Operating costs and expenses:
Programming and other operating costs	327,071	277,327	257,602
Selling, general and administrative	165,014	153,620	134,713
Management fees	26,352	23,593	20,616
High-speed Internet charges	—	4,116	3,785
Depreciation and amortization	224,874	211,837	373,030

Total operating costs and expenses	743,311	670,493	789,746

Operating income (loss)	156,486	138,432	(63,083)

Other income (expense):
Gain on cable system exchange	27,134	—	—
Gain on settlement of programming contract	37,742	—	—
Loss from early extinguishments of debt	(10,879)	—	(10,315)
Interest expense	(184,499)	(180,465)	(188,609)
Interest income	831	176	809
Other	(591)	(187)	(1,998)

Total other expense, net	(130,262)	(180,476)	(200,113)

Net income (loss)	26,224	(42,044)	(263,196)
Accrual of preferred interests	(10,353)	(20,107)	(19,432)

Net income (loss) applicable to common interests	$15,871	$(62,151)	$(282,628)

See accompanying notes

INSIGHT MIDWEST, LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(in thousands)

	Partners’ Accumulated Capital	Accumulated Other Comprehensive Loss	Partners’ Capital
Balance at January 1, 2001	$236,437		$236,437

Net loss	(263,196)		(263,196)
Transition adjustment loss on adoption of SFAS No. 133		$(1,884)	(1,884)
Unrealized loss on interest rate swaps		(20,871)	(20,871)

Total comprehensive loss			(285,951)

Contribution of capital associated with AT&T transactions	889,568		889,568
Accrual of preferred interests	(19,432)		(19,432)

Balance at December 31, 2001	843,377	(22,755)	820,622

Net loss	(42,044)		(42,044)
Unrealized income on interest rate swaps		4,935	4,935

Total comprehensive loss			(37,109)

Accrual of preferred interests	(20,107)		(20,107)

Balance at December 31, 2002	781,226	(17,820)	763,406

Net income	26,224		26,224
Unrealized income on interest rate swaps		14,398	14,398

Total comprehensive loss			40,622

Accrual of preferred interests	(10,353)		(10,353)
Contribution of Coaxial interests	2,477		2,477

Balance at December 31, 2003	$799,574	$(3,422)	$796,152

See accompanying notes

INSIGHT MIDWEST, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Operating activities:
Net income (loss)	$26,224	$(42,044)	$(263,196)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	224,874	211,837	373,030
Loss on early extinguishment of debt	2,616	—	10,315
Provision for losses on trade accounts receivable	13,366	13,386	12,093
Amortization of note discount	1,835	1,047	739
Gain on cable systems exchange	(27,134)	—	—
Gain on settlement of programming contract	(34,819)	—	—
Loss on interest rate swaps	2,114	—	—
Changes in operating assets and liabilities, net of the effect of acquisitions:
Trade accounts receivable	(16,495)	(16,501)	(13,336)
Launch fund receivable	(4,224)	7,783	3,113
Prepaid expenses and other assets	(3,198)	6,163	(10,492)
Accounts payable	(17,320)	(19,965)	21,821
Accrued expenses and other liabilities	43,644	8,473	27,449

Net cash provided by operating activities	211,483	170,179	161,536

Investing activities:
Purchase of fixed assets	(193,487)	(280,027)	(319,956)
Purchase of intangible assets	(889)	(1,316)	(2,997)
Purchase of cable television systems, net	(26,475)	(8,822)	(77,042)

Net cash used in investing activities	(220,851)	(290,165)	(399,995)

Financing activities:
Distributions of preferred interests	(11,554)	(14,000)	(14,000)
Proceeds from borrowings under credit facilities	118,000	131,000	1,580,000
Repayment of credit facilities	(25,000)	(273,000)	(654,900)
Repayment of Coaxial notes	(195,869)	—	—
Proceeds from issuance of notes	141,375	179,995	—
Borrowings from parent under intercompany loan	—	100,000	—
Repayment of debt associated with cable system transactions	—	—	(654,454)
Debt issuance costs	(4,842)	(5,535)	(574)
Principal payments on capital leases and other non-current liabilities	—	(683)	(11,202)

Net cash provided by financing activities	22,110	117,777	244,870

Net change in cash and cash equivalents	12,742	(2,209)	6,411
Cash and cash equivalents, beginning of year	9,937	12,146	5,735

Cash and cash equivalents, end of year	$22,679	$9,937	$12,146

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

Through our wholly owned operating subsidiaries, Insight Communications Midwest, LLC (“Insight Communications Midwest”), Insight Communications of Central Ohio, LLC (“Insight Ohio”) and Insight Kentucky Partners II, L.P. (“Insight Kentucky”), we own and operate cable television systems in Indiana, Kentucky, Ohio, and Illinois which passed approximately 2.3 million homes and served approximately 1.3 million customers as of December 31, 2003. In addition, we also owned and operated a cable television system in Griffin, Georgia through February 28, 2003.

The accompanying consolidated financial statements include the accounts of Insight Midwest Holdings, LLC, our wholly-owned subsidiary which owns 100% of the outstanding equity of our operating subsidiaries.

Indiana Systems

On October 31, 1998, Insight LP and AT&T Broadband contributed certain of their cable television systems located in Indiana and Northern Kentucky to form Insight Indiana in exchange for a 50% equity interest. On October 1, 1999, as part of a joint venture restructuring involving the Kentucky Systems (discussed below), Insight Indiana became our wholly owned subsidiary. Pursuant to the terms of our respective operating agreements, we and Insight Indiana will continue until October 1, 2011, unless extended or terminated sooner by Insight LP and Comcast Cable.

Kentucky Systems

On October 1, 1999, Insight LP acquired a combined 50% interest in InterMedia Capital Partners VI, LP (the “IPVI Partnership”) from related parties of Blackstone Cable Acquisition Company, LLC, InterMedia Capital Management VI, LLC and a subsidiary and related party of AT&T Broadband, for $341.5 million (inclusive of expenses). Concurrently with this acquisition, the Kentucky Systems were contributed to us and we assumed debt of $742.1 million (the total debt of the IPVI Partnership) in connection with this transaction. Pursuant to the terms of our respective operating agreements, we and Insight Kentucky will continue until October 1, 2011, unless extended or terminated sooner by Insight LP and Comcast Cable.

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

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation (continued)

This system exchange was accounted for on that date as a sale of the Griffin, Georgia system and a purchase of the New Albany, Indiana and Shelbyville, Kentucky systems. In connection with this system exchange, we recorded a gain of $27.1 million equal to the difference between the fair value and carrying value of the Griffin, Georgia system as of the closing date. Of the $64.5 million purchase price of the New Albany, Indiana and Shelbyville, Kentucky systems $31.9 million was allocated to such cable television systems’ assets acquired in relation to their fair values and $32.6 million was allocated to franchise costs.

Illinois Systems

Effective January 1, 2001, we completed a series of transactions with Insight LP and AT&T Broadband for the acquisition of additional cable television systems, primarily located in the state of Illinois, valued at approximately $2.2 billion (the “AT&T transactions”), inclusive of systems valued at approximately $775.8 million, contributed by Insight LP. The AT&T transactions were financed through a credit facility established on January 5, 2001 (the “Midwest Holdings Credit Facility”). As a result of the AT&T transactions, we acquired all of Insight LP’s wholly owned systems serving approximately 280,000 customers, including systems that Insight LP purchased from AT&T Broadband. At the same time, we acquired from AT&T Broadband systems serving approximately 250,000 customers.

Concurrently with the completion of Insight LP’s purchase of systems from AT&T Broadband, Insight LP contributed such systems to us, along with all of its wholly owned systems serving approximately 175,000 customers. The total value of such contributed systems was $1.2 billion. We recorded the respective assets and liabilities, including debt assumed, of the contributed systems’ at their respective carrying values with the net difference recorded as an addition to partners’ capital.

Concurrently, AT&T Broadband contributed directly to us certain Illinois systems serving approximately 250,000 customers. The total value of such contributed systems was $983.3 million. We recorded 100% of the assets and liabilities of the systems contributed at fair value with an addition to partners’ capital of $659.9 million equal to the total fair value of the net assets contributed. The fair value of $983.3 million was allocated to the cable television assets acquired in relation to their fair values as increases in fixed assets of $116.1 million and franchise costs of $867.2 million.

Both Insight LP and AT&T Broadband contributed their respective systems to us subject to an amount of indebtedness such that we remain equally owned by Insight LP and AT&T Broadband. The total debt assumed by us of $654.5 million was financed with the proceeds from the Midwest Holdings Credit Facility.

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation (continued)

Ohio Systems

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

The voting Preferred Interests provided for cash distributions to Coaxial and certain of its affiliates in amounts equal to the payments required on the then outstanding 10% Senior Notes and 12 7/8% Senior Discount Notes. Insight Ohio was required to redeem the Series A Preferred Interests in August 2006 and the Series B Preferred Interest in August 2008. The Senior Notes and Senior Discount Notes were conditionally guaranteed by Insight Ohio.

On August 8, 2000, Insight Ohio purchased Coaxial’s 25% non-voting common equity interest (the “Purchase and Option Agreement”). The purchase price was 800,000 shares of Insight Inc.’s common stock and cash in the amount of $2.6 million. In connection with the purchase, Insight Ohio’s operating agreement was amended to, among other things, remove certain participating rights of the principals of Coaxial and certain of its affiliates. The agreement was amended to incorporate 70% of Insight Ohio’s total voting power into the common equity interests of Insight Ohio and 30% of Insight Ohio’s total voting power into the Preferred Interests of Insight Ohio. Additionally, an option in the agreement provided that if at any time the Senior Notes or Senior Discount Notes were repaid or significantly modified, or in any case after August 15, 2008, the principals of Coaxial could have required us to purchase their interests in Coaxial.

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

In connection with these transactions, Insight Inc. retired the 800,000 shares of its stock held by Coaxial and, immediately thereafter, contributed the purchased interests and our interests in Insight Ohio to Insight Midwest Holdings. Additionally, the Series A and Series B preferred interests were converted to common interests.

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation (continued)

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

2. Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include our accounts and those of our wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Revenue is earned from customer fees for cable television programming services including premium, digital and pay-per-view services and ancillary services, such as rental of converters and remote control devices, installations and from selling advertising. In addition, we earn revenues from providing high-speed Internet services, from facilitating the delivery of telephone services and from commissions for products sold through home shopping networks. Revenue is recorded in the month the related services are rendered.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Investments

Equity investments for which a quoted market price is unavailable are carried at cost and periodically reviewed for impairment.

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies (continued)

Fixed Assets

Fixed assets are stated at cost and include costs capitalized for labor and overhead incurred in connection with the installation of cable system infrastructures, including those providing high-speed Internet and facilitating the delivery of telephone services. In addition, we capitalize labor and material costs associated with installations related to new services on customer premises. Depreciation for buildings, cable system equipment, furniture, fixtures and office equipment is calculated using the straight-line method over estimated useful lives ranging from 2 to 30 years. Building improvements are amortized using the straight-line method over the shorter of the remaining terms of the leases or the estimated lives of the improvements.

The carrying value of fixed assets is reviewed if facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value of the fixed assets will not be recovered from undiscounted future cash flows generated from such assets, an impairment loss would be recognized for the amount that the asset’s carrying value exceeds its fair value. We believe that no impairment of fixed assets existed as of December 31, 2003 or 2002.

Franchise Costs and Goodwill

Costs incurred in negotiating and renewing franchise agreements are capitalized and were amortized over the life of the franchise agreements through December 31, 2001. Franchise costs and goodwill acquired through the purchase of cable television systems were amortized using the straight-line method over a period of up to 15 years. As of January 1, 2002, in connection with our adoption of SFAS No. 142, we no longer amortize franchise costs or goodwill. We recorded amortization expense of $4.0 million, $3.6 million and $193.9 million for the years ended December 31, 2003, 2002 and 2001. We estimate aggregate amortization expense to be approximately $4.5 million for each of the five succeeding fiscal years, primarily relating to deferred financing costs.

SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and the second step measures the amount of the impairment loss, if any. Based on our analysis, there was no impairment of goodwill or franchise costs on October 1, 2003 and 2002, the dates on which we performed our annual impairment test.

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies (continued)

Applying the effects of the adoption of SFAS No. 142 to the year ended December 31, 2001 would have resulted in net loss of $(72.1) million. The reconciliation of reported net loss to pro forma net loss as adjusted for the effects of SFAS No. 142 for the year ended December 31, 2001 is as follows (in thousands):

Year Ended December 31, 2001
Net loss as reported	$(263,196)

Exclude amortization for:
Franchise costs	168,444
Goodwill	22,656

Pro forma net loss	$(72,096)

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which became effective for us beginning January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The adoption of SFAS No. 144 had no impact on our consolidated financial position or results of operations.

Deferred Financing Costs

Deferred financing costs relate to costs, primarily legal and bank facility fees, incurred in securing bank loans and other sources of financing. These costs are amortized over the life of the applicable debt.

Comprehensive Loss

We record the effective portion of certain derivatives’ net unrealized gains and losses as components of comprehensive loss. Comprehensive loss is presented in the accompanying consolidated statements of changes in partners’ capital. The cumulative amount of comprehensive loss is presented in the accompanying consolidated balance sheets as accumulated other comprehensive loss.

Income Taxes

No provision has been made in the accompanying financial statements for federal, state or local income taxes since our income or loss is reportable by the individual partners in their respective tax returns.

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies (continued)

Marketing and Promotional

Marketing and promotional costs are expensed as incurred. Marketing and promotional expenses, net of marketing support (recorded as a reduction to marketing expense), for the years ended December 31, 2003, 2002 and 2001 were $8.5 million, $10.9 million and $13.1 million.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. In December 2003, the FASB deferred the effective date for variable interest entities created or acquired prior to February 1, 2003 and the provisions of FIN 46 will now become effective during the first quarter of 2004. For variable interest entities acquired prior to February 1, 2003, any difference between the net amount added to the balance sheet and the amount of any previously recognized interest in the variable interest entity would be recognized as a cumulative effect of an accounting change. The adoption of FIN 46 is not expected to have a significant impact on our consolidated financial position or results of operations.

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

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies (continued)

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

Reclassifications

Certain other prior year amounts have been reclassified to conform to the current year’s presentation.

3. Fixed Assets

	December 31, 2003	December 31, 2002
	(in thousands)
Land, buildings and improvements	$34,856	$32,427
Cable system equipment	2,026,641	1,829,942
Furniture, fixtures and office equipment	15,605	14,663

	2,077,102	1,877,032
Less accumulated depreciation and amortization	(878,272)	(675,029)

Total fixed assets, net	$1,198,830	$1,202,003

During the year ended December 31, 2002, we wrote-off approximately $11.1 million related to video-on-demand equipment as a result of transitioning to a new video-on-demand service provider. This amount was included in depreciation and amortization in our statement of operations.

Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $220.9 million, $208.2 million and $179.1 million.

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Debt

Debt consisted of:

	December 31, 2003	December 31, 2002
	(in thousands)
Insight Ohio Credit Facility	$—	$25,000
Note payable to Insight Inc.	100,000	100,000
Insight Midwest Holdings Credit Facility	1,556,000	1,438,000
Insight Midwest 9¾% Senior Notes	385,000	385,000
Insight Midwest 10½% Senior Notes	630,000	500,000

	2,671,000	2,448,000
Less unamortized discount on notes	(1,194)	(14,404)
Market value of interest rate swaps	(206)	—

Total debt	$2,669,600	$2,433,596

Insight Ohio Credit Facility

Insight Ohio’s credit facility provided for revolving credit loans of up to $25.0 million. On August 29, 2003, we retired the Insight Ohio credit facility through our refinancing of the Insight Midwest Holdings Credit Facility. Insight Ohio is now a restricted subsidiary under the terms of our indentures. We recorded a loss of $139,000 on the extinguishment of this obligation as a result of the write-off of deferred financing costs.

Insight Midwest Holdings $1.975 Billion Credit Facility

On January 5, 2001, through our wholly owned subsidiary, Insight Midwest Holdings, which holds all of our cable television operating subsidiaries, we entered into a credit facility to finance the AT&T transactions and to repay the outstanding indebtedness under our then existing Insight Indiana and Insight Kentucky credit facilities. We recorded a charge of $10.3 million related to the write-off of unamortized deferred financing costs related to these credit facilities. The Midwest Holdings Credit Facility expires in 2009 and provides for maximum borrowings of $1.975 billion. Obligations under this credit facility are secured by a pledge of the outstanding equity interests of Insight Midwest Holdings and its subsidiaries.

The Midwest Holdings Credit Facility requires Insight Midwest Holdings to meet certain financial and other debt covenants. Borrowings under this credit facility bear interest, based on our election, of an Alternative Base Rate (equal to the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.5%) or Adjusted LIBOR (equal to LIBOR multiplied by the Statutory Reserve Rate) plus an additional margin yield tied to Insight Midwest Holdings’ leverage ratio of between 0.5% and 2.75%. As of December 31, 2003 and 2002, the weighted average interest rate on this credit facility was 3.7% and 4.3%.

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Debt (continued)

On March 28, 2002, we borrowed $100.0 million from Insight Inc., $97.0 million of which was contributed to Insight Midwest Holdings in April 2002 for use in paying down the credit facility balance and in funding financing costs associated with the amendments, and $3.0 million of which was contributed to Insight Ohio as of March 28, 2002. Insight Midwest Holdings is permitted under the credit facility to make distributions to us for the purpose of repaying this loan provided that there are no defaults existing under the credit facility. This loan bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments.

On August 26, 2003 we amended the Insight Midwest Holdings Credit Facility in connection with our plan to refinance all of the obligations and conditionally guaranteed obligations of Insight Ohio. The amendment increased the Term B loan portion of the credit facility from $900.0 million to $1.125 billion which increased the total facility size to $1.975 billion from $1.750 billion. We recorded $2.2 million of deferred financing costs associated with this amendment that will be amortized over the remaining term of the credit facility.

On August 29, 2003, Insight Midwest Holdings distributed $22.0 million to us and, in turn, we contributed this amount to Insight Ohio for the purpose of repaying the Insight Ohio Credit Facility. Simultaneously, Insight Ohio used these proceeds plus cash on hand to repay the then outstanding balance of the Insight Ohio Credit Facility of $22.5 million plus accrued interest.

Insight Midwest Senior Notes

On October 1, 1999 simultaneously with the closing of the purchase of Insight Kentucky, we completed a $200.0 million offering of 9¾% senior notes due in October 2009. The proceeds of the offering were used to repay certain debt of the IPVI Partnership. Interest payments on these Senior Notes, which commenced on April 1, 2000, are payable semi-annually on April 1 and October 1.

On November 6, 2000, we completed a $500.0 million offering of 10½% senior notes due in November 2010. We received proceeds of $487.5 million, net of an underwriting fee of $5.0 million and a bond discount of $7.5 million that is being amortized through November 2010. The proceeds of the offering were used to repay a portion of the outstanding debt under the then existing Insight Indiana credit facility and Insight Kentucky credit facility. Interest payments on these Senior Notes, which commenced on May 1, 2001, are payable semi-annually on May 1 and November 1.

The 9¾% and 10½% Senior Notes are redeemable on or after October 1, 2004 and November 1, 2005. In addition, we can redeem up to 35% of the 9¾% and 10½% Senior Notes prior to October 1, 2002 and November 1, 2005, with the net proceeds from certain sales of our equity. Each holder of the Senior Notes may require us to redeem all or part of that holder’s notes upon certain changes of control. The Senior Notes are general unsecured obligations and are subordinate to all of our other liabilities, the amounts of which were $1.8 billion and $1.9 billion as of December 31, 2003 and 2002. The Senior Notes contain certain financial and other debt covenants.

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Debt (continued)

In May 2000 and September 2001, we completed exchange offers pursuant to which the 9¾% Senior Notes and 10½% Senior Notes were exchanged for identical notes registered under the Securities Act of 1933.

In December 2002, we completed a $185.0 million add-on offering under the 9¾% Senior Notes indenture. We received proceeds of $176.9 million, including $3.8 million of interest accruing from October 1, 2002 through the date of issuance that will be repaid to holders of the bonds in the first semi-annual interest payment due on April 1, 2003, and net of an underwriting fee of $3.1 million and a bond discount of $8.8 million that is being amortized through October 2009. The proceeds of this offering were used to repay a portion of the outstanding revolving loans under the Midwest Holdings Credit Facility. Since this additional add-on offering occurred under the 9¾% Senior Notes indenture, these additional debt securities and the 9¾% Senior Notes are considered a single series of senior notes with identical terms. In June 2003, we completed an exchange offer pursuant to which the $185.0 million add-on offering under the 9¾% Senior Notes were exchanged for identical notes registered under the Securities Act of 1933.

In December 2003, we completed a $130.0 million add-on offering under the 10½% Senior Notes indenture. We received proceeds of $140.9 million, including $1.5 million of interest accruing from November 1, 2003 through the date of issuance that will be repaid to holders of the bonds in the first semi-annual interest payment due on May 1, 2004 and a bond premium of $11.4 million that is being amortized through November 2010 and net of an underwriting fee of $2.0 million. The proceeds of this offering were used to repay a portion of the outstanding revolving loans under the Midwest Holdings Credit Facility. Since this additional add-on offering occurred under the 10½% Senior Notes indenture, these additional debt securities and the 10½% Senior Notes are considered a single series of senior notes with identical terms.

Debt Principal Payments

As of December 31, 2003, principal payments required on our debt were as follows (in thousands):

2004	$62,250
2005	83,500
2006	83,500
2007	83,500
2008	104,750
Thereafter	2,253,500

Total	$2,671,000

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Derivative Instruments

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

Floating Rate to Fixed Rate Swaps

As of December 31, 2003 and 2002, we had entered into various interest rate swap and collar agreements effectively fixing interest rates between 5.0% and 5.9% on $150.0 million and $435.0 million notional value of debt. One agreement was outstanding as of December 31, 2003. This agreement expires in August 2004. We recorded $826,000 and $2.7 million of accrued interest related to these agreements as of December 31, 2003 and 2002. As of December 31, 2003 and 2002, the estimated fair value (cost if terminated) of our interest rate swap agreements was approximately $(3.4) million and $(17.8) million.

Fixed Rate to Floating Rate Swaps

In February 2003, we entered into two interest rate swap agreements whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 7.7%, on $185.0 million notional value of debt. Six-month LIBOR ranged between 1.26% and 1.34% for February and March 2003. In May 2003, we settled these swaps and received proceeds of $1.8 million and recorded a gain in this amount, which is included in other expense in our consolidated statements of operations.

In July 2003, we entered into three new interest rate swap agreements whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 8.3%, on $185.0 million notional value of debt. These agreements expire November 1, 2005. We recorded a loss on these swaps of $2.1 million for the year ended December 31, 2003, which is included in other expense in our consolidated statements of operations. As of December 31, 2003, we recorded $275,000 of interest receivable related to these agreements. The fair market value (cost if terminated) of these agreements was $(2.1) million as of December 31, 2003.

In December 2003, we entered into an interest rate swap agreement whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 5.9%, on $130.0 million notional value of debt. This agreement

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Derivative Instruments (continued)

expires November 1, 2010. This swap has been determined to be perfectly effective in hedging against fluctuations in the fair value of the underlying debt. As such, changes in the fair value of the underlying debt equally offset changes in the value of the interest rate swap in our consolidated statements of operations. The fair value (cost if terminated) of this swap as of December 31, 2003 was $(206,000) and has been recorded in other non-current liabilities and as an adjustment to the carrying value of debt.

6. Supplemental Cash Flow Information

The following amounts were paid in cash during the years ended December 31,:

	2003	2002	2001
	(in thousands)
Interest	$163,457	$167,703	$182,747

During the year ended December 31, 2001, we entered into an investing activity in which our joint venture partners contributed cable systems to us valued at $2.2 billion resulting in a non-cash increase in long-lived assets, debt, other liabilities and partners’ capital.

7. Financial Instruments

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We maintain cash and cash equivalents with various financial institutions and our policy is designed to limit exposure to any one institution. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising our customer base.

Fair Value

We used the following methods and assumptions in estimating our fair value disclosures for financial instruments:

Cash equivalents and accounts receivable: The carrying amount reported in the consolidated balance sheets for cash equivalents and accounts receivable approximates fair value.

Debt: The carrying amounts of our borrowings under our credit arrangements approximate fair value as they bear interest at floating rates. The fair value of our Senior Notes and Senior Discount Notes are based on quoted market prices. The fair value of our 9¾% Senior Notes as of December 31, 2003 and 2002 was $407.1 million and $364.8 million. The fair value of our 10½% Senior Notes as of December 31, 2003 and 2002 was $685.1 million and $483.1 million.

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Financial Instruments (continued)

Interest rate swap agreements: As of January 1, 2001, interest rate swap agreements are recorded in our financial statements at fair value. The fair value (cost) of such swap agreements was $(5.7) million and $(17.8) million as of December 31, 2003 and 2002.

8. Related Party Transactions

Managed Systems

On March 17, 2000, Insight LP entered into a two-year management agreement with Comcast of Montana/Indiana/Kentucky/Ohio (formerly known as InterMedia Partners Southeast), an affiliate of Comcast Cable, to provide management services to cable television systems owned by Comcast. The management agreement, which had been extended, was set to expire on June 30, 2003. On June 27, 2003, the management agreement was further extended with the provision that either party may terminate the agreement at any time on 30 days notice. As of December 31, 2003, these systems served approximately 89,400 customers in the state of Indiana.

Programming

We purchase the majority of our programming through affiliates of Comcast Cable. Charges for such programming, including a 1½% administrative fee, were $142.4 million, $130.5 million and $116.0 million for the three years ended December 31, 2003, 2002 and 2001. As of December 31, 2003 and 2002, $28.3 million and $22.6 million of accrued programming costs were due to affiliates of Comcast Cable. We believe that the programming rates charged through these affiliates are lower than those available from independent parties.

In 2001, in connection with the purchase and contribution of our systems primarily located in Illinois, we acquired, through affiliates of Comcast Cable, an above-market programming contract. The above-market portion of the contract was recorded as an adjustment to the purchase price of the Illinois systems of $36.5 million with a long-term programming liability recorded in other non-current liabilities. This contract, under litigation between affiliates of Comcast Cable and the programmer, was renegotiated during the third quarter of 2003 and indirectly resulted in more favorable programming rates for us. As such, we recorded an adjustment to programming expense of $3.1 million and recorded a gain on the extinguishment of the liability for $37.1 million, both of which have been recorded in our consolidated statements of operations during the year ended December 31, 2003.

Telephone Agreements

In July 2000, to facilitate delivery of telephone services Insight LP entered into a ten-year agreement with AT&T Broadband (now known as Comcast Cable) that allows us to deliver local telephone service. Under the terms of the agreement, we lease certain capacity on our local network to Comcast Cable. Revenue earned from leased network capacity used in the provision of telephone services was $6.2 million, $2.2 million and $170,000 for the three years ended December 31, 2003, 2002 and 2001.

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

Advertising Services

In October 1999, to facilitate the administration of our advertising services in our Kentucky Systems, we entered into an agreement with an affiliate of AT&T Broadband, which provides for this affiliate to perform all of our Kentucky advertising sales and related administrative services. The agreement has been extended beyond its scheduled December 31, 2003 expiration date and may be terminated by either party upon 30 days notice. We, through our Kentucky Systems, earned advertising revenues through this affiliate of $18.5 million, $15.8 million and $12.4 million for the three years ended December 31, 2003, 2002 and 2001. As of December 31, 2003 and 2002, we had $9.3 million and $8.5 million as a receivable due from this affiliate included in other current assets. We pay this affiliate a fixed and variable fee for providing this service based on advertising sales cash flow growth. As of December 31, 2003 and 2002, we had $102,000 and $308,000 recorded as payables to this affiliate related to such services.

SourceSuite

On November 17, 1999, Insight Inc. formed a joint venture with Source Media, Inc. known as SourceSuite, LLC to conduct all lines of business of Source Media relating to its VirtualModem and Interactive Channel products and businesses. On March 14, 2002, Insight Interactive purchased the remaining 50% equity interest in SourceSuite that it did not already own from Source Media. We are currently providing SourceSuite’s interactive services to customers in some of our systems. For the years ended December 31, 2003, 2002 and 2001, fees for such services totaled $2.1 million, $1.6 million and $1.2 million.

Due To Affiliates

As of December 31, 2003 and 2002, we had amounts owed to Insight LP, our manager, primarily comprised of incurred but unpaid management fees calculated as approximately 3% of revenues.

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

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. At Home Corporation (continued)

As a result of this arrangement, we incurred approximately $2.8 million in excess of our original agreed-to cost for such services rendered during the year ended December 31, 2001 and approximately $4.1 million in excess of our original agreed-to cost for such services rendered from January 1, 2002 through February 28, 2002. Additionally, as of December 31, 2001, we recorded an allowance for bad debt of $1.0 million for a net receivable from @Home in connection with monies @Home collected from our high-speed Internet customers on our behalf prior to September 28, 2001. These additional costs are presented as high-speed Internet charges on our statement of operations.

As of March 1, 2002, we had transitioned all of our systems affected by this bankruptcy filing to our own regional network that resides on AT&T Corporation’s platform.

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

Lease Agreements

We lease and sublease equipment and office space under various operating lease arrangements expiring through February 10, 2047. Future minimum rental payments required under such operating leases as of December 31, 2003 were (in thousands):

2004	$2,267
2005	1,597
2006	1,233
2007	644
2008	437
Thereafter	666

Total	$6,844

Rental expense on operating leases for the years ended December 31, 2003, 2002 and 2001 was $3.7 million, $3.7 million and $3.8 million.

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Commitments and Contingencies (continued)

Litigation

In November 2000, we filed a state court action against the City of Louisville for its grant, in September 2000, of a more favorable franchise to Knology of Louisville, Inc. Upon commencement of this action, the City, pursuant to a provision in its franchise agreement with Knology, automatically suspended Knology’s franchise pending a final, non-appealable court determination as to whether Knology’s franchise was more favorable than the franchise under which we operated. In November 2000, Knology filed a federal court action against us seeking monetary damages and other relief for alleged violations of federal laws arising out of our having filed, pursuant to the provisions of our own franchise agreement with the City, the state court action. In March 2001, the federal court preliminarily set aside the suspension of Knology’s franchise. In March 2002, a state circuit court ruled against our claim that Knology’s franchise was more favorable. We appealed the circuit court’s order to the state court of appeals which, in June 2003, upheld the lower court ruling. We have filed a motion for discretionary review of the appeals court’s ruling which is now pending before the Kentucky Supreme Court. In May 2003, the federal court granted us summary judgment and dismissed six of Knology’s 11 claims. The court granted summary judgment to Knology on three claims, two of which resulted in permanently enjoining enforcement of the automatic suspension provision of Knology’s franchise agreement and do not involve damages. The third such claim is for violation of Knology’s first amendment rights, which will proceed to trial solely on the issue of damages, and would result in an award of legal fees and court costs specific to such claim if upheld. The remaining undecided claims relate to allegations of anticompetitive conduct and are to proceed to trial on the merits. The federal court has stayed any trial pending final resolution of the state court action. In August 2003, the court agreed, in part, with our Motion for Reconsideration, that the stay provision provides no justification for an injunction since the language was severed. Further, the court granted our Motion to Certify Questions for an Immediate Appeal to the Sixth Circuit Court of Appeals. The Sixth Circuit Court of Appeals granted our Motion to Certify, and we are currently briefing the issues. The trial will remain stayed pending the Sixth Circuit’s action. We continue to believe that we have substantial and meritorious defenses to the remaining asserted federal claims and intend to defend them vigorously. Consequently, we have not recorded any loss reserves in the accompanying financial statements.

We are subject to various legal proceedings that arise in the ordinary course of business. While it is impossible to determine with certainty the ultimate outcome of these matters, it is our opinion that the resolution of these matters will not have a material adverse affect on our consolidated financial condition.

Report of Independent Auditors

The Shareholders

Insight Capital, Inc.

We have audited the accompanying balance sheets of Insight Capital, Inc. (the “Company”) as of December 31, 2003 and 2002 and the related statements of operations and changes in shareholders’ deficit and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheets. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

As indicated in Note 1, the Company has no operations. Its ability to satisfy debt and other obligations is dependent upon funding from related entities, which are under the common control of the owners of the Company.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002 and the results of its operations and cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

New York, New York

February 23, 2004

INSIGHT CAPITAL, INC.

BALANCE SHEETS

(in thousands)

	December 31, 2003	December 31, 2002
Assets
Cash	$1	$1
Deferred financing costs, net of accumulated amortization of $6,473 and $4,215 as of December 31, 2003 and 2002	16,307	15,919

Total assets	$16,308	$15,920

Liabilities and shareholders’ deficit
Accrued interest	$20,409	$18,134

Total current liabilities	20,409	18,134

Senior notes, to be paid by Insight Midwest, LP	1,013,806	870,596

Total liabilities	1,034,215	888,730
Shareholders’ deficit:
Common stock; $.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Paid-in-capital	1	1
In-substance allocation of proceeds related to senior notes to be paid by Insight Midwest	(738,992)	(688,859)
Accumulated deficit	(278,916)	(183,952)

Total shareholders’ deficit	(1,017,907)	(872,810)

Total liabilities and shareholders’ deficit	$16,308	$15,920

See accompanying notes

INSIGHT CAPITAL, INC.

STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Expenses:
Amortization	$(2,258)	$(1,650)	$(1,464)
Interest expense	(92,706)	(73,749)	(72,739)

Net loss	$(94,964)	$(75,399)	$(74,203)

See accompanying notes

INSIGHT CAPITAL, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(in thousands)

	Additional paid-in- capital	In-substance contributions (allocations) related to senior notes	Accumulated deficit	Total shareholders’ deficit
Balance, January 1, 2001	$1	$(658,430)	$(34,350)	$(692,779)

Interest payments made by Insight Midwest on senior notes	—	72,000	—	72,000
Net loss	—	—	(74,203)	(74,203)

Balance, December 31, 2001	1	(586,430)	(108,553)	(694,982)

Borrowings under senior notes by Insight Midwest, net	—	(174,429)	—	(174,429)
Interest payments made by Insight Midwest on senior notes	—	72,000	—	72,000
Net loss	—	—	(75,399)	(75,399)

Balance, December 31, 2002	1	(688,859)	(183,952)	(872,810)

Borrowings under senior notes by Insight Midwest, net	—	(140,170)	—	(140,170)
Interest payments made by Insight Midwest on senior notes	—	90,037	—	90,037
Net loss	—	—	(94,964)	(94,964)

Balance, December 31, 2003	$1	$(738,992)	$(278,916)	$(1,017,907)

See accompanying notes

INSIGHT CAPITAL, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:

Net loss	$(94,964)	$(75,399)	$(74,203)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of discount on notes	1,833	1,046	739
Amortization	2,258	1,650	1,464
Interest expense assumed by affiliate	90,037	72,000	72,000
Changes in operating assets and liabilities:
Accrued interest	836	703	—

Net cash provided by operating activities	—	—	—

Net increase in cash	—	—	—
Cash, beginning of year	1	1	1

Cash, end of year	$1	$1	$1

Supplemental non-cash financing activity:
Proceeds from issuance of notes by Insight Midwest	$140,170	$174,429	$—
Interest payments made by Insight Midwest	90,037	72,000	72,000

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

2. Summary of Significant Accounting Policies

Deferred Financing Costs

Deferred financing costs relate to costs, primarily underwriting and professional fees, associated with the issuance of the senior notes, which are amortized over the life of the senior notes.

Fair Value of Financial Instruments

The fair value of the 9¾% Senior Notes as of December 31, 2003 and 2002 was $407.1 million and $364.8 million, respectively. The fair value of the 10½% Senior Notes as of December 31, 2003 and 2002 was $685.1 million and $483.1 million, respectively.

In-Substance Allocation of Note Proceeds

Since both Insight Midwest and the Company are severally and jointly liable, the senior notes, deferred financing costs and associated interest expense are reflected in the Company’s financial statements as well as a charge to the equity section representing an in-substance allocation of the proceeds from the senior notes. The Company has accrued interest on the outstanding balance. When Insight Midwest makes interest payments, the Company reduces accrued interest payable and records an in-substance contribution to equity.

Income Taxes

The Company has prepared its income tax provision using the liability method in accordance with Financial Accounting Standards Board Statement No.109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities and are measured using tax rates that will be in effect when the differences are expected to reverse. As of December 31, 2003 and 2002 the Company had no deferred tax assets or liabilities and no tax provision to record.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INSIGHT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

3. Notes Payable

Debt consisted of:

	December 31, 2003	December 31, 2002
	(in thousands)
Insight Midwest 9¾% Senior Notes	$385,000	$385,000
Insight Midwest 10½% Senior Notes	630,000	500,000

	1,015,000	885,000
Less unamortized discount/premium on Notes	(1,194)	(14,404)

Total debt	$1,013,806	$870,596

On October 1, 1999, the Company and Insight Midwest completed a $200.0 million offering of 9¾% Senior Notes due in October 2009. The proceeds of the offering were used to repay certain debt of Insight Midwest. Interest payments on these Senior Notes, which commenced on April 1, 2000, are payable semi-annually on April 1 and October 1.

On November 6, 2000, the Company and Insight Midwest completed a $500.0 million offering of 10½% Senior Notes due in November 2010. Insight Midwest received proceeds of $487.5 million, net of an underwriting fee of $5.0 million and a bond discount of $7.5 million. The proceeds of the offering were used to repay certain debt of Insight Midwest. Interest payments on these Senior Notes, which commenced on May 1, 2001, are payable semi-annually on May 1 and November 1.

In May 2000 and September 2001, Insight Midwest completed a exchange offers pursuant to which the 9¾% Senior Notes and 10½% Senior Notes were exchanged for identical notes registered under the Securities Act of 1933.

In December 2002, the Company and Insight Midwest completed a $185.0 million add-on offering under the 9¾% Senior Notes indenture. Insight Midwest received proceeds of $176.9 million, including $3.8 million of interest accruing from October 1, 2002 through the date of issuance that will be repaid to holders of the bonds in the first semi-annual interest payment due on April 1, 2003, and net of an underwriting fee of $3.1 million and a bond discount of $8.8 million that is being amortized through October 2009. The proceeds of this offering were used to repay a portion of the outstanding revolving loans under the Midwest Holdings Credit Facility. Since this additional add-on offering occurred under the 9¾% Senior Notes indenture, these additional debt securities and the 9¾% Senior Notes are considered a single series of senior notes with identical terms.

In June 2003, Insight Midwest completed an exchange offer pursuant to which the $185.0 million add-on offering under the 9¾% Senior Notes were exchanged for identical notes registered under the Securities Act of 1933.

INSIGHT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

3. Notes Payable (continued)

In December 2003, the Company and Insight Midwest completed a $130.0 million add-on offering under the 10½% Senior Notes indenture. Insight Midwest received proceeds of $140.9 million, including $1.5 million of interest accruing from November 1, 2003 through the date of issuance that will be repaid to holders of the bonds in the first semi-annual interest payment due on May 1, 2004 and a bond premium of $11.4 million that is being amortized through November 2010 and net of an underwriting fee of $2.5 million. The proceeds of this offering were used to repay all of the outstanding revolving loans under the Midwest Holdings Credit Facility. Since this additional add-on offering occurred under the 10½% Senior Notes indenture, these additional debt securities and the 10½% Senior Notes are considered a single series of senior notes with identical terms.

The 9¾% Senior Notes and 10½% Senior Notes are redeemable on or after October 1, 2004 and November 1, 2005, respectively. In addition, Insight Midwest can redeem up to 35% of the 9¾% Senior Notes and 10½% Senior Notes prior to October 1, 2002 and November 1, 2005, respectively, with the net proceeds from certain sales of Insight Midwest’s equity. Each holder of the Senior Notes may require redemption of all or part of that holder’s notes upon certain changes of control. Although the Company is a co-issuer of the Senior Notes, it has no substantial assets or any operations and will not have access to additional sources of cash flow to make any payments on such debt. All future funding on the Senior Notes, including principal and interest payments, are dependent upon the operating results of Insight Midwest.

The Senior Notes are general unsecured obligations and are subordinate to all Insight Midwest’s liabilities, the amounts of which were $1.8 billion and $1.9 billion as of December 31, 2003 and 2002, respectively. The Senior Notes contain certain financial and other debt covenants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSIGHT MIDWEST, L.P.

Date: February 25, 2004	By:	/s/ Michael S. Willner
Michael S. Willner, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sidney R. Knafel Sidney R. Knafel	Chairman of the Board of Insight Communications Company, Inc.	February 25, 2004

/s/ Michael S. Willner Michael S. Willner	Chairman, President and Chief Executive Officer of Registrant, Vice Chairman, President and Chief Executive Officer of Insight Communications Company, Inc. (Principal Executive Officer)	February 25, 2004

/s/ Dinni Jain Dinni Jain	Executive Vice President and Chief Operating Officer of Registrant and Insight Communications Company, Inc	February 25, 2004

/s/ John Abbot John Abbot	Senior Vice President and Chief Financial Officer of Registrant and Insight Communications Company, Inc. (Principal Financial Officer)	February 25, 2004

/s/ Daniel Mannino Daniel Mannino	Senior Vice President and Controller of Registrant and Insight Communications Company, Inc. (Principal Accounting Officer)	February 25, 2004

/s/ Thomas L. Kempner Thomas L. Kempner	Director of Insight Communications Company, Inc.	February 25, 2004

/s/ James S. Marcus James S. Marcus	Director of Insight Communications Company, Inc.	February 25, 2004

/s/ Daniel S. O’Connell Daniel S. O’Connell	Director of Insight Communications Company, Inc.	February 25, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSIGHT CAPITAL, INC.

Date: February 25, 2004	By:	/s/ Michael S. Willner
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sidney R. Knafel Sidney R. Knafel	Director	February 25, 2004

/s/ Michael S. Willner Michael S. Willner	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2004

/s/ John Abbot John Abbot	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2004

/s/ Daniel Mannino Daniel S. Mannino	Senior Vice President and Controller (Principal Accounting Officer)	February 25, 2004