Form 10-Q
period 2004-03-31
INSIGHT CAPITAL INC; INSIGHT MIDWEST LP
filed 2004-05-06
CIK 1110456, 1110458

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Indicate by check mark whether the registrants are accelerated filers (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the registrants’ classes of common stock, as of the latest practicable date.

Insight Midwest, L.P.	- Not Applicable
Insight Capital, Inc.	- Not Applicable

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. However, in our opinion, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

INSIGHT MIDWEST, LP

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Cash and cash equivalents	$58,917	$22,679
Trade accounts receivable, net of allowance for doubtful accounts of $1,180 and $1,123 as of March 31, 2004 and December 31, 2003	17,692	29,271
Launch funds receivable	1,879	9,421
Prepaid expenses and other assets	15,890	17,711

Total current assets	94,378	79,082

Fixed assets, net	1,186,899	1,198,830
Goodwill	14,684	14,684
Franchise costs	2,357,515	2,357,535
Deferred financing costs, net of accumulated amortization of $11,825 and $10,710 as of March 31, 2004 and December 31, 2003	26,108	27,222
Other non-current assets	3,240	—

Total assets	$3,682,824	$3,677,353

Liabilities and partners’ capital
Accounts payable	$24,363	$29,427
Accrued expenses and other liabilities	27,504	31,932
Accrued property taxes	22,870	22,954
Accrued programming costs	47,036	43,261
Deferred revenue	8,763	10,061
Interest payable	47,140	23,315
Debt – current portion	67,563	62,250
Due to affiliates	43,326	40,386

Total current liabilities	288,565	263,586

Deferred revenue	4,114	4,523
Debt	2,589,993	2,607,350
Other non-current liabilities	2,414	5,742

Total liabilities	2,885,086	2,881,201

Partners’ capital:
Partners’ accumulated capital	799,815	799,574
Accumulated other comprehensive loss	(2,077)	(3,422)

Total partners’ capital	797,738	796,152

Total liabilities and partners’ capital	$3,682,824	$3,677,353

See accompanying notes

INSIGHT MIDWEST, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

	Three months ended March 31,
	2004	2003
Revenue	$238,084	$214,295

Operating costs and expenses:
Programming and other operating costs	87,491	79,533
Selling, general and administrative	44,074	40,005
Management fees	7,003	6,296
Depreciation and amortization	56,989	53,568

Total operating costs and expenses	195,557	179,402

Operating income	42,527	34,893

Other income (expense):
Gain on cable system exchange	—	26,992
Interest expense	(44,356)	(46,292)
Interest income	56	35
Other	2,014	25

Total other expense, net	(42,286)	(19,240)

Net income	241	15,653
Accrual of preferred interests	—	(5,150)

Net income attributable to common interests	$241	$10,503

See accompanying notes

INSIGHT MIDWEST, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2004	2003
Operating activities:

Net income	$241	$15,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,989	53,568
Provision for losses on trade accounts receivable	3,750	2,399
Amortization of note discount	73	493
Gain on cable systems exchange	—	(26,992)
Gain on interest rate swaps	(1,777)	—
Changes in operating assets and liabilities, net of the effect of acquisitions:
Trade accounts receivable	7,829	867
Launch fund receivable	7,542	3,677
Prepaid expenses and other assets	961	(3,636)
Accounts payable	(5,064)	(25,725)
Accrued expenses and other liabilities	24,321	41,549

Net cash provided by operating activities	94,865	61,853

Investing activities:
Purchase of fixed assets	(43,444)	(39,747)
Purchase of intangible assets	—	(621)
Sale of fixed assets	380	—
Purchase of cable television systems, net	—	(26,475)

Net cash used in investing activities	(43,064)	(66,843)

Financing activities:
Distributions of preferred interests	—	(7,000)
Net borrowings (repayments) under credit facilities	(15,563)	27,750

Net cash provided by (used in) financing activities	(15,563)	20,750

Net increase in cash and cash equivalents	36,238	15,760
Cash and cash equivalents, beginning of period	22,679	9,937

Cash and cash equivalents, end of period	$58,917	$25,697

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

Through our wholly owned operating subsidiaries, Insight Communications Midwest, LLC (“Insight Communications Midwest”), Insight Communications of Central Ohio, LLC (“Insight Ohio”) and Insight Kentucky Partners II, L.P. (“Insight Kentucky”), we own and operate cable television systems in Indiana, Kentucky, Ohio, and Illinois which passed approximately 2.3 million homes and served approximately 1.3 million customers as of March 31, 2004. In addition, we also owned and operated a cable television system in Griffin, Georgia through February 28, 2003.

The accompanying consolidated financial statements include the accounts of Insight Midwest Holdings, LLC, our wholly-owned subsidiary which owns 100% of the outstanding equity of our operating subsidiaries.

Certain prior period amounts have been reclassified to conform to the current period presentation

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

In our opinion, the consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004 or any other interim period.

3. Fixed Assets

Fixed assets consisted of:

	March 31, 2004	December 31, 2003
	(in thousands)
Land, buildings and improvements	$35,342	$34,856
Cable system equipment	2,069,361	2,026,641
Furniture, fixtures and office equipment	15,748	15,605

	2,120,451	2,077,102
Less accumulated depreciation and amortization	(933,552)	(878,272)

Total fixed assets, net	$1,186,899	$1,198,830

We recorded depreciation expense of $55.9 million and $52.6 million for the three months ended March 31, 2004 and 2003.

4. Debt

	March 31, 2004	December 31, 2003
	(in thousands)
Note payable to Insight Inc.	$100,000	$100,000
Insight Midwest Holdings Credit Facility	1,540,437	1,556,000
Insight Midwest 9 3/4% Senior Notes	385,000	385,000
Insight Midwest 10 1/2% Senior Notes	630,000	630,000

	2,655,437	2,671,000
Net unamortized discount/premium on notes	(1,121)	(1,194)
Market value of interest rate swaps	3,240	(206)

Total debt	$2,657,556	$2,669,600

Insight Midwest Holdings $1.975 Billion Credit Facility

Our wholly owned subsidiary, Insight Midwest Holdings, LLC, serves as borrower under a $1.975 billion credit facility. On March 28, 2002, we borrowed $100.0 million from Insight Inc., $97.0 million of which was contributed to Insight Midwest Holdings in April 2002 for use in paying down the credit facility balance and in funding financing costs associated with the amendments, and $3.0 million of which was contributed to Insight Ohio as of March 28, 2002. Insight Midwest Holdings is permitted

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Debt (continued)

under the credit facility to make distributions to us for the purpose of repaying this loan, including accrued interest, provided that there are no defaults existing under the credit facility. The loan bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments.

On August 26, 2003 we amended the Insight Midwest Holdings Credit Facility in connection with our refinancing of all the obligations and conditionally guaranteed obligations of Insight Ohio. The amendment increased the Term B loan portion of the credit facility from $900.0 million to $1.125 billion which increased the total facility size to $1.975 billion from $1.750 billion. We recorded $2.2 million of deferred financing costs associated with this amendment that is being amortized over the remaining term of the credit facility.

On August 29, 2003, Insight Midwest Holdings distributed $22.0 million to us and, in turn, we contributed this amount to Insight Ohio for the purpose of repaying the Insight Ohio Credit Facility. Simultaneously, Insight Ohio used these proceeds plus cash on hand to repay the then outstanding balance of the Insight Ohio Credit Facility of $22.5 million plus accrued interest.

Debt Principal Payments

As of March 31, 2004, principal payments required on our debt were as follows (in thousands):

2004	$46,687
2005	83,500
2006	83,500
2007	83,500
2008	104,750
Thereafter	2,253,500

Total	$2,655,437

5. Derivative Instruments

We enter into derivative instruments, typically interest-rate swap agreements, to modify the interest characteristics of our outstanding debt to either a floating or fixed rate basis. These agreements involve fixed rate interest payments in exchange for floating rate interest receipts, known as cash flow hedges, and floating rate interest payments in exchange for fixed rate interest receipts, known as fair value hedges, over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense related to the debt. The related amount payable or receivable is included in other liabilities or assets.

Gains and losses related to cash flow hedges that are determined to be effective hedges are recorded as accumulated other comprehensive income or loss in the accompanying consolidated balance sheets.

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Derivative Instruments (continued)

Gains and losses related to fair value hedges that are determined to be effective hedges are recorded in the consolidated statements of operations as an adjustment to the swap instrument and an offsetting adjustment to the carrying value of the underlying debt. Gains and losses related to interest rate swaps that are determined not to be effective hedges and do not qualify for hedge accounting are recorded in our consolidated statements of operations as other income or expense.

Cash Flow Hedges

As of March 31, 2004 and December 31, 2003, we had one interest rate swap agreement outstanding that effectively fixed interest rates at 5% on $150.0 million notional value of debt. This agreement expires in August 2004. We recorded $834,000 and $826,000 of accrued interest related to this agreement as of March 31, 2004 and December 31, 2003. As of March 31, 2004 and December 31, 2003, the estimated fair value (cost if terminated) of this interest rate swap agreement was approximately $(2.1) million and $(3.4) million.

Fair Value Hedges

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

In July 2003, we entered into three interest rate swap agreements whereby we swapped fixed rates under our 10 1/2% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 8.3%, on $185.0 million notional value of debt. These agreements expire November 1, 2005. We recorded a gain on these swaps of $1.8 million for the three months ended March 31, 2004, which is included in other income. As of March 31, 2004 and December 31, 2003, we recorded $770,000 and $275,000 of interest receivable related to these agreements. The fair market value (cost if terminated) of these agreements was $(337,000) and $(2.1) million as of March 31, 2004 and December 31, 2003.

In December 2003, we entered into an interest rate swap agreement whereby we swapped fixed rates under our 10 1/2% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 5.9%, on $130.0 million notional value of debt. This agreement expires November 1, 2010. This swap has been determined to be perfectly effective in hedging against fluctuations in the fair value of the underlying debt. As such, changes in the fair value of the underlying debt equally offset changes in the value of the interest rate swap in our consolidated statements of operations. The fair value (cost if terminated) of this swap as of March 31, 2004 and December 31, 2003 was $3.2 million and $(206,000) and has been recorded in other non-current assets (liabilities) and as an adjustment to the carrying value of debt.

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Comprehensive Income

We record the effective portion of certain derivatives’ gains or losses as accumulated other comprehensive income or loss in the accompanying consolidated balance sheets.

The following is a reconciliation of net income to comprehensive income (in thousands):

	Three months ended March 31,
	2004	2003
Net income	$241	$15,653
Unrealized gain on interest rate swaps	1,345	6,740

Comprehensive income	$1,586	$22,393

7. Related Party Transactions

Managed Systems

On March 17, 2000, Insight LP entered into a two-year management agreement with Comcast of Montana/Indiana/Kentucky/Ohio (formerly known as InterMedia Partners Southeast), an affiliate of Comcast Cable, to provide management services to cable television systems owned by Comcast. The management agreement, which had been extended, was set to expire on June 30, 2003. On June 27, 2003, the management agreement was further extended with the provision that either party may terminate the agreement at any time on 30 days notice. As of March 31, 2004, these systems served approximately 89,000 customers in the state of Indiana. Certain of our employees operate these managed systems. Overhead costs we incur are allocated ratably and charged to them on a monthly basis.

On February 28, 2003, we exchanged with Comcast of Montana/Indiana/Kentucky/Ohio the system we then owned in Griffin, Georgia, serving approximately 11,800 customers, plus $25.0 million, for the managed systems located in New Albany, Indiana and Shelbyville, Kentucky, together serving approximately 23,400 customers. Additionally, pursuant to the agreement, Insight Communications Midwest paid approximately $1.5 million as a closing adjustment to Comcast of Montana/Indiana/Kentucky/Ohio to complete the rebuild and upgrade of the Griffin, Georgia system.

This system exchange was accounted for on that date as a sale of the Griffin, Georgia system and a purchase of the New Albany, Indiana and Shelbyville, Kentucky systems. In connection with this system exchange, we recorded a gain of approximately $27.1 million equal to the difference between the fair value and carrying value of the Griffin, Georgia system as of the closing date. Of the $64.5 million purchase price of the New Albany, Indiana and Shelbyville, Kentucky systems $31.9 million was allocated to such cable television systems’ assets acquired in relation to their fair values and $32.6 million was allocated to franchise costs.

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Related Party Transactions (continued)

Programming

We purchase the majority of our programming through affiliates of Comcast Cable. Charges for such programming, including a 1½% administrative fee, were $36.7 million and $35.6 million for the three months ended March 31, 2004 and 2003. As of March 31, 2004 and December 31, 2003, $30.7 million and $28.3 million of accrued programming costs were due to affiliates of Comcast Cable. We believe that the programming rates charged through these affiliates are lower than those available from independent parties.

Telephone Agreements

In July 2000, to facilitate delivery of telephone services Insight LP entered into a ten-year agreement with AT&T Broadband (now known as Comcast Cable) that allows us to deliver local telephone service. Under the terms of the agreement, we lease certain capacity on our local network to Comcast Cable. Revenue earned from leased network capacity used in the provision of telephone services was $2.1 million and $1.1 million for the three months ended March 31, 2004 and 2003.

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

Advertising Services

In October 1999, to facilitate the administration of our advertising services in our Kentucky Systems, we entered into an agreement with an affiliate of AT&T Broadband (now known as Comcast Cable), which provides for this affiliate to perform all of our Kentucky advertising sales and related administrative services. The agreement has been extended beyond its scheduled December 31, 2003 expiration date and may thereafter be terminated by either party upon 30 days notice. We, through our Kentucky Systems, earned advertising revenues through this affiliate of $4.0 million and $3.9 million for the three months ended March 31, 2004 and 2003. As of March 31, 2004 and December 31, 2003, we had $6.6 million and $9.3 million as a receivable due from this affiliate included in other current assets. We pay this affiliate a fixed and variable fee for providing this service based on advertising sales cash flow growth. As of March 31, 2004 and December 31, 2003, we had $409,000 and $102,000 recorded as payables to this affiliate related to such services.

Due To Affiliates

As of March 31, 2004 and December 31, 2003, we owed Insight LP, certain amounts comprised primarily of incurred but unpaid management fees, calculated as approximately 3% of revenues, and accrued interest related to our $100.0 million note payable to Insight Inc.

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Commitments and Contingencies

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

INSIGHT CAPITAL, INC.

BALANCE SHEETS

(in thousands)

	March 31, 2004	December 31, 2003
	unaudited
Assets
Cash	$1	$1
Deferred financing costs, net of accumulated amortization of $7,125 and $6,473 as of March 31, 2004 and December 31, 2003	15,655	16,307

Total assets	$15,656	$16,308

Liabilities and shareholder deficit
Accrued interest	$46,331	$20,409

Total current liabilities	46,331	20,409
Senior notes, to be paid by Insight Midwest, LP	1,013,879	1,013,806

Total liabilities	1,060,210	1,034,215

Shareholder deficit:
Common stock; $.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Paid-in-capital	1	1
In-substance allocation of proceeds related to senior notes to be paid by Insight Midwest	(738,992)	(738,992)
Accumulated deficit	(305,563)	(278,916)

Total shareholder deficit	(1,044,554)	(1,017,907)

Total liabilities and shareholder deficit	$15,656	$16,308

See accompanying notes

INSIGHT CAPITAL, INC.

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

	Three months ended March 31,
	2004	2003
Expenses:

Amortization	$(652)	$(556)
Interest expense	(25,995)	(23,004)

Net loss	$(26,647)	$(23,560)

See accompanying notes

INSIGHT CAPITAL, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:

Net loss	$(26,647)	$(23,560)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of discount on notes	73	494
Amortization	652	556
Interest expense assumed by affiliate	25,922	22,510

Net cash provided by operating activities	—	—

Net increase in cash	—	—
Cash, beginning of period	1	1

Cash, end of period	$1	$1

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

In management’s opinion, the financial statements reflect all adjustments considered necessary for a fair statement of the financial position as of the interim dates presented. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the information in this quarterly report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our future results of operations or financial condition; or

•	state other “forward-looking” information.

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2003, as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Examples of these risks include our history and expectation of future net losses, our substantial debt, changes in laws and regulations, increasing programming costs and competition. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this quarterly report could have a material adverse effect on our business, operating results and financial condition. We assume no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

Results of Operations

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

Although we reported net income during the three months ended March 31, 2004 and 2003, we have historically recorded net losses through December 31, 2002. Some of the principle reasons for these net losses include depreciation and amortization associated with our acquisitions and capital expenditures for the construction and upgrading of our systems, and interest costs on borrowed money. We expect to continue to report net losses for the foreseeable future and cannot predict what impact, if any, continued losses will have on our ability to finance our operations in the future.

The following table is derived from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations:

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Revenue	$238,084	$214,295
Operating costs and expenses:
Programming and other operating costs	87,491	79,533
Selling, general and administrative	44,074	40,005
Management fees	7,003	6,296
Depreciation and amortization	56,989	53,568

Total operating costs and expenses	195,557	179,402

Operating income	42,527	34,893
Operating cash flow	99,516	88,461
Interest expense	44,356	46,292
Net income	241	15,653
Net cash provided by operating activities	94,865	61,853
Net cash used in investing activities	43,064	66,843
Net cash provided by (used in) financing activities	(15,563)	20,750
Capital expenditures	43,444	39,747

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

The following calculations of operating cash flow are not necessarily comparable to similarly titled amounts of other companies:

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Operating income	$42,527	$34,893
Adjustment:
Depreciation and amortization	56,989	53,568

Operating cash flow	$99,516	$88,461

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

The $23.8 million or 11% increase in revenue was primarily a result of gains in our high-speed Internet and digital video revenues, which increased 43% and 24% over the prior year’s quarter, driven by an increased customer base. In addition, basic cable service revenue increased 6%, primarily due to basic rate increases in 2003.

Revenue by service offering were as follows for the three months ended March 31 (in thousands):

	2004 Revenue by Service Offering	% of Total Revenue	2003 Revenue by Service Offering	% of Total Revenue	% Change in Revenue
Basic	$139,005	58.4%	$130,851	61.1%	6.2%
Digital	23,721	10.0%	19,132	8.9%	24.0%
High-speed Internet	28,940	12.2%	20,262	9.5%	42.8%
Premium / analog pay-per-view	14,906	6.3%	14,704	6.9%	1.4%
Telephone	3,758	1.5%	2,568	1.2%	46.3%
Advertising	13,987	5.9%	12,535	5.8%	11.6%
Franchise fees	7,008	2.9%	6,701	3.1%	4.6%
Other	6,759	2.8%	7,542	3.5%	(10.4)%

Total	$238,084	100.0%	$214,295	100.0%	11.1%

Revenue Generating Units (“RGUs”) as of March 31, 2004, which represent the sum of basic, digital, high-speed Internet, and telephone customers, increased approximately 9% as compared to March 31, 2003. RGUs by type were as follows as of March 31 (in thousands):

	2004	2003
Basic	1,297.9	1,308.7
Digital	418.4	355.4
High-speed Internet	258.0	168.3
Telephone	60.1	37.7

Total RGU’s	2,034.4	1,870.1

Average monthly revenue per basic customer was $61.25 for the three months ended March 31, 2004, compared to $55.15 for the three months ended March 31, 2003 primarily reflecting the continued growth of our high-speed Internet and digital product offerings in all markets.

Programming and other operating costs increased $8.0 million or 10%. Programming costs increased primarily as a result of increased programming rates. Other operating costs increased primarily due to increased high-speed Internet service provider costs driven by the net addition of approximately 89,700 high-speed Internet customers since March 31, 2003. In addition, other operating costs increased as a result of technical salaries and related benefits for new and existing employees, an increased volume of modems sold and other labor costs, which increased due to the continued transition from upgrade activities to maintenance activities.

Selling, general and administrative expenses increased $4.1 million or 10%, primarily because of payroll and related costs due to annual salary increases for existing and new employees and increases in health insurance costs. Marketing expenses increased to support the continued roll-out of high-speed Internet and digital products and also to maintain our core video customer base. In addition, due to the net impact of the swap of our Griffin, Georgia system, effective February 28, 2003, for the then managed Shelbyville, Kentucky and New Albany, Indiana systems, we incurred incremental selling, general and administrative costs and are no longer receiving reimbursements from Comcast for these costs. Partially offsetting these increases was an increase in marketing support funds (recorded as a reduction to selling, general and administrative expenses) for the promotion of new channel launches.

Management fees increased $707,000 or 11% to $7.0 million for the three months ended March 31, 2004 from $6.3 million for the three months ended March 31, 2003. Management fees, equal to approximately 3% of revenues, are paid to Insight LP.

Depreciation and amortization expense increased $3.4 million or 6% primarily as a result of additional capital expenditures through March 31, 2004 to support the continued rebuild of our Illinois systems, extend our plant and continue the rollout of digital, high-speed Internet and telephone services to existing and new service areas.

Operating cash flow increased $11.1 million or 12% primarily due to increased basic, digital and high-speed Internet revenue, offset by increases in programming and other operating costs and selling, general and administrative costs.

Interest expense remained relatively flat quarter over quarter. The decrease of $1.9 million or 4% is primarily due to lower interest rates, which averaged 6.7% for the three months ended March 31, 2004, as compared to 7.4% for the three months ended March 31, 2003 and partially offset by higher outstanding debt, which averaged $2.66 billion for the three months ended March 31, 2004, as compared to $2.45 billion for the three months ended March 31, 2003.

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

Cash provided by operations for the three months ended March 31, 2004 and 2003 was $94.9 million and $61.9 million. The increase was primarily attributable to the timing of cash receipts and payments related to our working capital accounts.

Cash used in investing activities for the three months ended March 31, 2004 and 2003 was $43.1 million and $66.8 million. The decrease was attributable to the swap of our Griffin, Georgia system for the New Albany, Indiana and Shelbyville, Kentucky systems in the first quarter of 2003.

Cash provided by (used in) financing activities for the three months ended March 31, 2004 and 2003 was $(15.6) million and $20.8 million. During the three months ended March 31, 2004, we commenced debt amortization payments related to the A and B Term Loan portions of our credit facility, which totaled $15.6 million. In addition, we did not need to borrow under our credit facility due to increased cash flows from operations. During the three months ended March 31, 2003, we borrowed $27.8 million under our credit facilities to support our operations and capital spending. Partially offsetting these borrowings were preferred interest distribution payments which ceased with the refinancing of debt of Insight Ohio, discussed below, during the third quarter of 2003.

For the three months ended March 31, 2004 and 2003, we spent $43.4 million and $39.7 million largely in success-based capital, including capital for interactive digital and high-speed Internet growth as well as the continued buildout of our distribution systems.

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

We have a substantial amount of debt. Our high level of debt could have important consequences for you. Our principal source of cash we need to pay our obligations and to repay the principal amount of our debt obligations is the cash that our subsidiaries generate from their operations and their borrowings. We believe that the Midwest Holdings Credit Facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan. We have the ability to draw upon $350.4 million of unused availability under the Insight Midwest Holdings credit facility as of March 31, 2004 to fund any shortfall resulting from the inability of our cash from operations to fund our capital expenditures, meet our debt service requirements or otherwise fund our operations.

The following table summarizes our contractual obligations and commitments, excluding interest and commitments for programming, as of March 31, 2004, including periods in which the related payments are due (in thousands):

	Contractual Obligations
	Long-Term Debt	Operating Leases	Total
2004	$46,687	$1,735	$48,422
2005	83,500	1,694	85,194
2006	83,500	1,316	84,816
2007	83,500	650	84,150
2008	104,750	418	105,168
Thereafter	2,253,500	651	2,254,151

Total cash obligations	$2,655,437	$6,464	$2,661,901

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Our revolving credit and term loan agreements bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. In order to manage our exposure to interest rate risk, we enter into derivative financial instruments, typically interest rate swaps. The counter-parties to our swap agreements are major financial institutions. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

As of March 31, 2004, we had entered into $150.0 million notional amount of floating to fixed rate interest rate swaps that approximated 10%, of our borrowings under our credit facility, which expire in August 2004. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense, for the unhedged portion of our credit facility, by approximately $13.9 million.

In July 2003, we entered into three interest rate swap agreements whereby we swapped fixed rates under our 10 1/2% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 8.4%, on $185.0 million notional value of debt. These agreements expire November 1, 2005. We recorded a gain on these swaps of $1.8 million for the three months ended March 31, 2004, which is included in other income. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense for these three swaps by approximately $1.9 million.

In December 2003, we entered into an interest rate swap agreement whereby we swapped fixed rates under our 10 1/2% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 5.9%, on $130.0 million notional value of debt. This agreement expires November 1, 2010. This swap has been determined to be perfectly effective in hedging against fluctuations in the fair value of the underlying debt. As such, changes in the fair value of the underlying debt equally offset changes in the value of the interest rate swap in our consolidated statements of operations. The fair value (cost if terminated) of this swap as of March 31, 2004 and December 31, 2003 was $3.2 million and $(206,000) and has been recorded in other non-current assets (liabilities) and as an adjustment to the carrying value of debt. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense for this swap by approximately $1.3 million.

The aggregate fair market value and aggregate carrying value of our 9¾% and 10½% senior notes was $1.1 billion and $1.0 billion as of March 31, 2004. The fair market value of our credit facility borrowings approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest. As of March 31, 2004, the estimated fair value of our interest rate swap agreements was approximately $826,000 and is reflected in our financial statements as either other non-current assets or liabilities. Changes in the fair value of our interest rate swaps are either recognized in income or in partners’ capital as a component of accumulated other comprehensive income (loss) depending on the type of swap and whether it qualifies for hedge accounting.

Item 4. Controls and Procedures

Insight Midwest’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of March 31, 2004. Based upon that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that Insight Midwest’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in its internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Insight Capital’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of March 31, 2004. Based upon that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that Insight Capital’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in its internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8 to Notes to Consolidated Financial Statements.

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

Date: May 6, 2004	INSIGHT MIDWEST, L.P.

/s/ John Abbot
John Abbot
Senior Vice President and Chief
Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2004	INSIGHT CAPITAL, INC.

/s/ John Abbot
John Abbot
Senior Vice President and Chief
Financial Officer
(Principal Financial Officer)