Form 10-Q
period 2004-06-30
INSIGHT CAPITAL INC; INSIGHT MIDWEST LP
filed 2004-08-06
CIK 1110456, 1110458

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

INSIGHT MIDWEST, LP

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Cash and cash equivalents	$38,364	$22,679
Trade accounts receivable, net of allowance for doubtful accounts of $1,242 and $1,123 as of June 30, 2004 and December 31, 2003	23,907	29,271
Launch funds receivable	4,728	9,421
Prepaid expenses and other assets	15,075	17,711

Total current assets	82,074	79,082
Fixed assets, net	1,167,353	1,198,830
Goodwill	14,684	14,684
Franchise costs, net of accumulated amortization of $358,728 and $358,687 as of June 30, 2004 and December 31, 2003	2,357,463	2,357,535
Deferred financing costs, net of accumulated amortization of $12,940 and $10,710 as of June 30, 2004 and December 31, 2003	25,002	27,222

Total assets	$3,646,576	$3,677,353

Liabilities and partners’ capital
Accounts payable	$19,903	$29,427
Accrued expenses and other liabilities	31,385	31,932
Accrued property taxes	25,757	22,954
Accrued programming costs	48,218	43,261
Deferred revenue	11,803	10,061
Interest payable	23,065	23,315
Debt – current portion	72,875	62,250
Due to affiliates	48,463	40,386

Total current liabilities	281,469	263,586

Deferred revenue	3,670	4,523
Debt	2,557,201	2,607,350
Other non-current liabilities	6,718	5,742

Total liabilities	2,849,058	2,881,201

Partners’ capital:
Partners’ accumulated capital	798,133	799,574
Accumulated other comprehensive loss	(615)	(3,422)

Total partners’ capital	797,518	796,152

Total liabilities and partners’ capital	$3,646,576	$3,677,353

See accompanying notes

INSIGHT MIDWEST, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue	$249,952	$222,376	$488,036	$436,671

Operating costs and expenses:
Programming and other operating costs	88,513	81,349	176,004	160,882
Selling, general and administrative	48,757	41,820	92,831	81,825
Management fees	7,323	6,494	14,326	12,790
Depreciation and amortization	58,959	58,619	115,948	112,187

Total operating costs and expenses	203,552	188,282	399,109	367,684

Operating income	46,400	34,094	88,927	68,987

Other income (expense):
Gain on cable system exchange	—	—	—	26,992
Interest expense	(44,769)	(45,367)	(89,125)	(91,659)
Interest income	27	64	83	99
Other income (expense)	(3,340)	1,881	(1,326)	1,906

Total other expense, net	(48,082)	(43,422)	(90,368)	(62,662)

Net income (loss)	(1,682)	(9,328)	(1,441)	6,325
Accrual of preferred interests	—	(5,203)	—	(10,353)

Net loss attributable to common interests	$(1,682)	$(14,531)	$(1,441)	$(4,028)

See accompanying notes

INSIGHT MIDWEST, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2004	2003
Operating activities:
Net income (loss)	$(1,441)	$6,325
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	115,948	112,187
Provision for losses on trade accounts receivable	8,070	5,106
Amortization of note discount	148	987
Gain on cable systems exchange	—	(26,992)
Loss on interest rate swaps	1,235	—
Changes in operating assets and liabilities, net of the effect of acquisitions:
Trade accounts receivable	(2,706)	(7,821)
Launch fund receivable	4,693	3,882
Prepaid expenses and other assets	1,808	(861)
Accounts payable	(9,524)	(33,311)
Accrued expenses and other liabilities	15,929	41,956

Net cash provided by operating activities	134,160	101,458

Investing activities:
Purchase of fixed assets	(82,232)	(82,442)
Purchase of intangible assets	—	(788)
Sale of fixed assets	892	—
Purchase of cable television systems, net	—	(26,475)

Net cash used in investing activities	(81,340)	(109,705)

Financing activities:
Distributions of preferred interests	—	(7,000)
Net borrowings (repayments) under credit facilities	(37,125)	44,500
Debt issuance costs	(10)	—

Net cash provided by (used in) financing activities	(37,135)	37,500

Net increase in cash and cash equivalents	15,685	29,253
Cash and cash equivalents, beginning of period	22,679	9,937

Cash and cash equivalents, end of period	$38,364	$39,190

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

Through our wholly owned operating subsidiaries, Insight Communications Midwest, LLC (“Insight Communications Midwest”), Insight Communications of Central Ohio, LLC (“Insight Ohio”) and Insight Kentucky Partners II, L.P. (“Insight Kentucky”), we own and operate cable television systems in Indiana, Kentucky, Ohio, and Illinois which passed approximately 2.3 million homes and served approximately 1.3 million customers as of June 30, 2004. In addition, we also owned and operated a cable television system in Griffin, Georgia through February 28, 2003.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004 or any other interim period.

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Fixed Assets

	June 30, 2004	December 31, 2003
	(in thousands)
Land, buildings and improvements	$36,408	$34,856
Cable system equipment	2,105,895	2,026,641
Furniture, fixtures and office equipment	16,269	15,605

	2,158,572	2,077,102
Less accumulated depreciation and amortization	(991,219)	(878,272)

Total fixed assets, net	$1,167,353	$1,198,830

We recorded depreciation expense of $57.8 million and $113.7 million for the three and six months ended June 30, 2004 and $57.7 million and $110.3 million for the three and six months ended June 30, 2003.

4. Debt

	June 30, 2004	December 31, 2003
	(in thousands)
Note payable to Insight Inc.	$100,000	$100,000
Insight Midwest Holdings Credit Facility	1,518,875	1,556,000
Insight Midwest 9¾% Senior Notes	385,000	385,000
Insight Midwest 10½% Senior Notes	630,000	630,000

	2,633,875	2,671,000
Net unamortized discount/premium on notes	(1,046)	(1,194)
Market value of interest rate swaps	(2,753)	(206)

Total debt	$2,630,076	$2,669,600

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

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Debt (continued)

On August 29, 2003, Insight Midwest Holdings distributed $22.0 million to us and, in turn, we contributed this amount to Insight Ohio for the purpose of repaying the Insight Ohio Credit Facility. Simultaneously, Insight Ohio used these proceeds plus cash on hand to repay the then outstanding balance of the Insight Ohio Credit Facility of $22.5 million plus accrued interest.

Senior Notes

In July 2004, we completed an exchange offer pursuant to which the $130.0 million 10½% Senior Notes issued in December 2003 were exchanged for substantially identical notes registered under the Securities Act of 1933.

Debt Principal Payments

As of June 30, 2004, principal payments required on our debt were as follows (in thousands):

2004	$31,125
2005	83,500
2006	83,500
2007	83,500
2008	104,750
Thereafter	2,247,500

Total	$2,633,875

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

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Derivative Instruments (continued)

Cash Flow Hedges

As of June 30, 2004 and December 31, 2003, we had one interest rate swap agreement outstanding that effectively fixed interest rates at 5% on $150.0 million notional value of debt. This agreement expires in August 2004. We recorded $823,000 and $826,000 of accrued interest related to this agreement as of June 30, 2004 and December 31, 2003. As of June 30, 2004 and December 31, 2003, the estimated fair value (cost if terminated) of this interest rate swap agreement was approximately $(615,000) and $(3.4) million.

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

In July 2003, we entered into three interest rate swap agreements whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 8.3%, on $185.0 million notional value of debt. These agreements expire November 1, 2005. We recorded a loss on these swaps of $3.0 million and $1.2 million for the three and six months ended June 30, 2004, which is included in other income (expense). As of June 30, 2004 and December 31, 2003, we recorded $7,000 and $275,000 of interest receivable related to these agreements. The fair market value (cost if terminated) of these agreements was $(3.3) million and $(2.1) million as of June 30, 2004 and December 31, 2003.

In December 2003, we entered into an interest rate swap agreement whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 5.9%, on $130.0 million notional value of debt. This agreement expires November 1, 2010. This swap has been determined to be perfectly effective in hedging against fluctuations in the fair value of the underlying debt. As such, changes in the fair value of the underlying debt equally offset changes in the value of the interest rate swap in our consolidated statements of operations. The fair value (cost if terminated) of this swap as of June 30, 2004 and December 31, 2003 was $(2.8) million and $(206,000) and has been recorded in other non-current assets (liabilities) and as an adjustment to the carrying value of debt.

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Comprehensive Income (Loss)

We record the effective portion of certain derivatives’ gains or losses as accumulated other comprehensive income or loss in the accompanying consolidated balance sheets. The following is a reconciliation of net income (loss) to comprehensive income (loss) (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income (loss)	$(1,682)	$(9,328)	$(1,441)	$6,325
Unrealized gain on interest rate swaps	1,462	3,606	2,807	10,346

Comprehensive income (loss)	$(220)	$(5,722)	$1,366	$16,671

7. Related Party Transactions

Managed Systems

On March 17, 2000, Insight LP entered into a management agreement with Comcast of Montana/Indiana/Kentucky/Ohio (“Comcast”) (formerly known as InterMedia Partners Southeast), an affiliate of Comcast Cable, to provide management services to cable television systems owned by Comcast. As of June 30, 2004, these systems served approximately 89,400 customers in the state of Indiana. Certain of our employees operate these managed systems. Overhead costs we incur are allocated ratably and charged to them on a monthly basis. Effective July 31, 2004, the management agreement was terminated by mutual agreement.

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

Programming

We purchase the majority of our programming through affiliates of Comcast Cable. Charges for such programming, including a 1½% administrative fee, were $36.7 million and $73.5 million for the three and six months ended June 30, 2004 and $35.3 million and $70.8 million for the three and six months ended June 30,

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Related Party Transactions (continued)

2003. As of June 30, 2004 and December 31, 2003, $32.1 million and $28.3 million of accrued programming costs were due to affiliates of Comcast Cable. We believe that the programming rates charged through these affiliates are lower than those available from independent parties.

Telephone Agreements

In July 2000, to facilitate delivery of telephone services Insight LP entered into a ten-year agreement with AT&T Broadband (now known as Comcast Cable) that allows us to deliver to our residential customers, in certain of our service areas, local telephone service provided by Comcast Cable. Under the terms of the agreement, we lease certain capacity on our local network to Comcast Cable. Revenue earned from leased network capacity used in the provision of telephone services was $2.2 million and $4.3 million for the three and six months ended June 30, 2004 and $1.4 million and $2.6 million for the three and six months ended June 30, 2003. In addition, we provide certain services and support for which we receive additional payments related to installations, marketing and billing support. Fee revenue earned in connection with installations is deferred and amortized over the expected term a telephone customer maintains their telephone service, currently estimated to be three years. Marketing and billing support revenue is recognized in the period such services are performed.

On July 2, 2004, we entered into an agreement with Comcast Cable to acquire the telephone business of Comcast Cable relating to the markets served under our agreement. The transfer of ownership and operational control of Comcast Cable’s telephone business to us will take place after a transition period and is subject to customary closing conditions, including regulatory approvals. The closing is expected to occur during the first half of 2005.

Advertising Services

In October 1999, to facilitate the administration of our advertising services in our Kentucky Systems, we entered into an agreement with an affiliate of AT&T Broadband (now known as Comcast Cable), which provides for this affiliate to perform all of our Kentucky advertising sales and related administrative services. We, through our Kentucky Systems, earned advertising revenues through this affiliate of $5.1 million and $9.1 million for the three and six months ended June 30, 2004 and $5.2 million and $9.1 million for the three and six months ended June 30, 2003. As of June 30, 2004 and December 31, 2003, we had $6.9 million and $9.3 million as a receivable due from this affiliate included in other current assets. We pay this affiliate a fixed and variable fee for providing this service based on advertising sales cash flow growth. As of June 30, 2004 and December 31, 2003, we had $58,000 and $102,000 recorded as payables to this affiliate related to such services. In accordance with the terms of the agreement, we have notified Comcast Cable that the agreement will terminate effective August 31, 2004.

Due To Affiliates

As of June 30, 2004 and December 31, 2003, we owed Insight LP, certain amounts comprised primarily of incurred but unpaid management fees, calculated as approximately 3% of revenues, and accrued interest related to our $100.0 million note payable to Insight Inc.

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

Litigation

In November 2000, we filed a state court action against the City of Louisville for its grant, in September 2000, of a more favorable franchise to Knology of Louisville, Inc. Upon commencement of this action, the City, pursuant to a provision in its franchise agreement with Knology, automatically suspended Knology’s franchise pending a final, non-appealable court determination as to whether Knology’s franchise was more favorable than the franchise under which we operated. In November 2000, Knology filed a federal court action against us seeking monetary damages and other relief for alleged violations of federal laws arising out of our having filed, pursuant to the provisions of our own franchise agreement with the City, the state court action. In March 2001, the federal court preliminarily set aside the suspension of Knology’s franchise. In March 2002, a state circuit court ruled against our claim that Knology’s franchise was more favorable. We appealed the circuit court’s order to the state court of appeals which, in June 2003, upheld the lower court ruling. We filed a motion for discretionary review of the appeals court’s ruling which was denied by the Kentucky Supreme Court. In May 2003, the federal court granted us summary judgment and dismissed six of Knology’s 11 claims. The court granted summary judgment to Knology on three claims, two of which resulted in permanently enjoining enforcement of the automatic suspension provision of Knology’s franchise agreement and do not involve damages. The third such claim is for violation of Knology’s first amendment rights, which will proceed to trial solely on the issue of damages, and would result in an award of legal fees and court costs specific to such claim if upheld. The remaining undecided claims relate to allegations of anticompetitive conduct and are to proceed to trial on the merits. In August 2003, the court agreed, in part, with our Motion for Reconsideration, that the stay provision provides no justification for an injunction since the language was severed. Further, the court granted our Motion to Certify Questions for an Immediate Appeal to the Sixth Circuit Court of Appeals. The Sixth Circuit Court of Appeals granted our Motion to Certify, and we have briefed the issues. The trial will remain stayed pending the Sixth Circuit’s action. We continue to believe that we have substantial and meritorious defenses to the remaining asserted federal claims and intend to defend them vigorously. Consequently, we have not recorded any loss reserves in the accompanying financial statements.

We are subject to various legal proceedings that arise in the ordinary course of business. While it is impossible to determine with certainty the ultimate outcome of these matters, it is our opinion that the resolution of these matters will not have a material adverse affect on our consolidated financial condition.

INSIGHT CAPITAL, INC.

BALANCE SHEETS

(in thousands)

	June 30, 2004	December 31, 2003
	unaudited
Assets
Cash	$1	$1
Deferred financing costs, net of accumulated amortization of $7,777 and $6,473 as of June 30, 2004 and December 31, 2003	15,003	16,307

Total assets	$15,004	$16,308

Liabilities and shareholder deficit
Accrued interest	$20,409	$20,409

Total current liabilities	20,409	20,409

Senior notes, to be paid by Insight Midwest, LP	1,013,954	1,013,806

Total liabilities	1,034,363	1,034,215
Shareholder deficit:
Common stock; $.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Paid-in-capital	1	1
In-substance allocation of proceeds related to senior notes to be paid by Insight Midwest	(687,148)	(738,992)
Accumulated deficit	(332,212)	(278,916)

Total shareholder deficit	(1,019,359)	(1,017,907)

Total liabilities and shareholder deficit	$15,004	$16,308

See accompanying notes

INSIGHT CAPITAL, INC.

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

	Three months Ended June 30,		Six months Ended June 30,
	2004	2003	2004	2003
Expenses:

Amortization	$(652)	$(556)	$(1,304)	$(1,112)
Interest	(25,997)	(23,004)	(51,992)	(46,008)

Net loss	$(26,649)	$(23,560)	$(53,296)	$(47,120)

See accompanying notes

INSIGHT CAPITAL, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months Ended June 30,
	2004	2003
Cash flows from operating activities:

Net loss	$(53,296)	$(47,120)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of discount on notes	148	988
Amortization	1,304	1,112
Interest expense assumed by affiliate	51,844	45,020

Net cash provided by operating activities	—	—

Net increase in cash	—	—
Cash, beginning of period	1	1

Cash, end of period	$1	$1

See accompanying notes

INSIGHT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

1. Nature of Business

Insight Capital, Inc. (the “Company”), a Delaware corporation, was formed on September 23, 1999, for the sole purpose of being a co-issuer with Insight Midwest, L.P. (“Insight Midwest”) of senior notes that allows certain investors the ability to be holders of the debt. The Company has no operations. The outstanding shares of the Company are owned by Insight Midwest.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the information in this quarterly report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “guidance” and “continue” or similar words. You should read statements that contain these words carefully because they:

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

Recent Developments

Acquisition of Telephone Business

On July 2, 2004, we entered into an agreement with Comcast Cable to acquire its telephone business as it relates to the markets served under our existing telephone joint operating agreement. Under our current agreement, we lease certain capacity on our local network to Comcast Cable for which we receive a fee and also provide certain services and support for which we receive additional payments related to installations, marketing and billing. By acquiring ownership of the telephone business from Comcast Cable, we will gain operational and strategic control over the business. Comcast Cable has agreed to pay us, upon the closing of the transaction, an amount equal to $20.0 million less the cumulative negative free cash flow incurred by Comcast Cable in operating this telephone business between June 1, 2004 and the closing. Additionally, as part of the agreement, Comcast Cable will provide to us certain fixed assets related to the telephone business. The transfer of ownership and operational control of Comcast Cable’s telephone business to us will take place after a transition period and is subject to customary closing conditions, including regulatory approvals. The closing is expected to occur during the first half of 2005. At this time, we are unable to predict, with certainty, the actual closing date or the amount of cumulative negative free cash flow that will be incurred by Comcast Cable prior to the closing.

Termination of Managed Systems Arrangement

On March 17, 2000, Insight LP entered into a management agreement with an affiliate of Comcast to provide management services to cable television systems owned by Comcast. As of June 30, 2004 these systems served approximately 89,400 customers in the state of Indiana. Certain of our employees operate these managed systems. Overhead costs we incur are allocated ratably and charged to them on a monthly basis. Effective July 31, 2004, the management agreement was terminated by mutual agreement.

Termination of Kentucky Advertising Sales Arrangement

In October 1999, we entered into an agreement with an affiliate of Comcast Cable whereby the Comcast Cable affiliate performs all of our Kentucky advertising sales and related administrative services. In accordance with the terms of the agreement, we have notified Comcast Cable that the agreement will terminate effective August 31, 2004. We believe that the assumption of the advertising sales responsibilities in Kentucky offers us the opportunity to continue to grow this business and align the Kentucky operating strategy with our other markets.

For additional information regarding the termination of each of these related party arrangements see Note 7 to Notes to Consolidated Financial Statements.

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

We have historically recorded net losses. Some of the principle reasons for these net losses include depreciation and amortization associated with our acquisitions and capital expenditures for the construction and upgrading of our systems, and interest costs on borrowed money. We expect to continue to report net losses for the foreseeable future and cannot predict what impact, if any, continued losses will have on our ability to finance our operations in the future.

The following table is derived from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Revenue	$249,952	$222,376	$488,036	$436,671
Operating costs and expenses:
Programming and other operating costs	88,513	81,349	176,004	160,882
Selling, general and administrative	48,757	41,820	92,831	81,825
Management fees	7,323	6,494	14,326	12,790
Depreciation and amortization	58,959	58,619	115,948	112,187

Total operating costs and expenses	203,552	188,282	399,109	367,684

Operating income	46,400	34,094	88,927	68,987
Operating cash flow	105,359	92,713	204,875	181,174
Interest expense	44,769	45,367	89,125	91,659
Net income (loss)	(1,682)	(9,328)	(1,441)	6,325
Net cash provided by operating activities	39,295	39,605	134,160	101,458
Net cash used in investing activities	38,276	42,862	81,340	109,705
Net cash provided by (used in) financing activities	(21,572)	16,750	(37,135)	37,500
Capital expenditures	38,788	42,695	82,232	82,442

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

The following calculations of operating cash flow are not necessarily comparable to similarly titled amounts of other companies:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Operating income	$46,400	$34,094	$88,927	$68,987
Adjustment:
Depreciation and amortization	58,959	58,619	115,948	112,187

Operating cash flow	$105,359	$92,713	$204,875	$181,174

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

The $27.6 million or 12% increase in revenue was primarily a result of increases in basic cable service revenue of 9% due to basic rate increases and gains in our high-speed Internet and digital video revenues, which increased 39% and 23% over the prior year’s quarter, driven by an increased customer base.

Revenue by service offering was as follows (in thousands):

	Revenue by Service Offering
	Three Months Ended June 30, 2004	% of Total Revenue	Three Months Ended June 30, 2003	% of Total Revenue	% Change in Revenue
Basic	$145,446	58.2%	$133,625	60.1%	8.8%
Digital	24,679	9.9%	20,049	9.0%	23.1%
High-speed Internet	31,095	12.4%	22,352	10.1%	39.1%
Premium / analog pay-per-view	14,612	5.8%	14,387	6.5%	1.6%
Telephone	3,802	1.5%	2,796	1.2%	36.0%
Advertising	16,883	6.8%	15,179	6.8%	11.2%
Franchise fees	7,264	2.9%	6,812	3.1%	6.6%
Other	6,171	2.5%	7,176	3.2%	(14.0)%

Total	$249,952	100.0%	$222,376	100.0%	12.4%

Revenue Generating Units (“RGUs”) as of June 30, 2004, which represent the sum of basic, digital, high-speed Internet, and telephone customers, increased approximately 8% as compared to June 30, 2003. RGUs by type were as follows (in thousands):

	June 30, 2004	June 30, 2003
Basic	1,282.4	1,295.7
Digital	418.2	360.2
High-speed Internet	273.9	179.5
Telephone	61.6	42.1

Total RGUs	2,036.1	1,877.5

Average monthly revenue per basic customer was $64.58 for the three months ended June 30, 2004, compared to $56.92 for the three months ended June 30, 2003 primarily reflecting basic rate increases and the continued growth of our high-speed Internet and digital product offerings in all markets.

Programming and other operating costs increased $7.2 million or 9%. Programming costs increased primarily as a result of increased programming rates. Additionally, programming costs increased as a result of increased video-on-demand and pay-per-view purchases quarter over quarter. Other operating costs increased primarily due to increased high-speed Internet service provider costs driven by the net addition of approximately 94,400 high-speed Internet customers since June 30, 2003. In addition, other operating costs increased as a result of an increased volume of modems sold.

Selling, general and administrative expenses increased $6.9 million or 17%, primarily because of payroll and related costs due to the addition of new employees, annual salary increases for existing employees and increases in health insurance costs. Marketing expenses increased to support the continued roll-out of high-speed Internet and digital products and also to maintain our core video customer base. Partially offsetting these increases was an increase in marketing support funds (recorded as a reduction to selling, general and administrative expenses) for the promotion of new channel launches.

Management fees increased $829,000 or 13% to $7.3 million for the three months ended June 30, 2004 from $6.5 million for the three months ended June 30, 2003. Management fees, equal to approximately 3% of revenues, are paid to Insight LP.

Depreciation and amortization expense increased $340,000 or 1% primarily as a result of additional capital expenditures through June 30, 2004. These expenditures were primarily for network extensions, upgrades to our headends and purchases of customer premise equipment, all of which we consider necessary in order to continue to grow our customer base and expand our service offerings. Partially offsetting this increase was a decrease in depreciation expense related to certain assets that have become fully depreciated since June 30, 2003.

Operating cash flow increased $12.6 million or 14% primarily due to increased basic, digital and high-speed Internet revenue, offset by increases in programming and other operating costs and selling, general and administrative costs.

Interest expense remained relatively flat quarter over quarter. The decrease of $598,000 is primarily due to lower interest rates, which averaged 6.8% for the three months ended June 30, 2004 as compared to 7.4% for the three months ended June 30, 2003 and was offset by an increase in debt outstanding, which averaged $2.64 billion for the three months ended June 30, 2004 as compared to $2.47 billion for the three months ended June 30, 2003. As of June 30, 2003, we had $2.67 billion of debt and preferred interests outstanding.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

The $51.4 million or 12% increase in revenue was primarily a result of increases in basic cable service revenue of 8% due to basic rate increases and gains in our high-speed Internet and digital video revenues, which increased 41% and 24% over the same prior year period, driven by an increased customer base.

Revenue by service offering was as follows (in thousands):

	Revenue by Service Offering
	Six Months Ended June 30, 2004	% of Total Revenue	Six Months Ended June 30, 2003	% of Total Revenue	% Change in Revenue
Basic	$284,451	58.3	$264,476	60.6%	7.6%
Digital	48,400	9.9	39,181	9.0%	23.5%
High-speed Internet	60,035	12.3	42,613	9.8%	40.9%
Premium / analog pay-per-view	29,518	6.1	29,091	6.6%	1.5%
Telephone	7,560	1.6	5,364	1.2%	40.9%
Advertising	30,870	6.3	27,714	6.3%	11.4%
Franchise fees	14,272	2.9	13,514	3.1%	5.6%
Other	12,930	2.6	14,718	3.4%	(12.1)%

Total	$488,036	100.0%	$436,671	100.0%	11.8%

Average monthly revenue per basic customer was $62.99 for the six months ended June 30, 2004, compared to $56.04 for the six months ended June 30, 2003 primarily reflecting basic rate increases and the continued growth of our high-speed Internet and digital product offerings in all markets.

Programming and other operating costs increased $15.1 million or 9%. Programming costs increased primarily as a result of increased programming rates. Additionally, programming costs increased as a result of increased video-on-demand purchases period over period. Other operating costs increased primarily due to increased high-speed Internet service provider costs driven by the net addition of approximately 94,400 high-speed Internet customers since June 30, 2003. In addition, other operating costs increased as a result of technical salaries and related benefits for new and existing employees and an increased volume of modems sold.

Selling, general and administrative expenses increased $11.0 million or 13%, primarily because of payroll and related costs due to the addition of new employees, annual salary increases for existing employees and increases in health insurance costs. Marketing expenses increased to support the continued roll-out of high-speed Internet and digital products and also to maintain our core video customer base. In addition, due to the net impact of the swap of our Griffin, Georgia system, effective February 28, 2003, for the then managed Shelbyville, Kentucky and New Albany, Indiana systems, we incurred incremental selling, general and administrative costs and are no longer receiving reimbursements from Comcast for these costs. Partially offsetting these increases was an increase in marketing support funds (recorded as a reduction to selling, general and administrative expenses) for the promotion of new channel launches.

Management fees increased $1.5 or 12% to $14.3 million for the six months ended June 30, 2004 from $12.8 million for the six months ended June 30, 2003. Management fees, equal to approximately 3% of revenues, are paid to Insight LP.

Depreciation and amortization expense increased $3.8 million or 3% primarily as a result of additional capital expenditures through June 30, 2004. These expenditures were primarily for network extensions, upgrades to our headends and purchases of customer premise equipment, all of which we consider necessary in order to continue to grow our customer base and expand our service offerings. Partially offsetting this increase was a decrease in depreciation expense related to certain assets that have become fully depreciated since June 30, 2003.

Operating cash flow increased $23.7 million or 13% primarily due to increased basic, digital and high-speed Internet revenue, offset by increases in programming and other operating costs and selling, general and administrative costs.

Interest expense remained relatively flat period over period. The decrease of $2.5 million or 3% is primarily due to lower interest rates, which averaged 6.7% for the six months ended June 30, 2004 as compared to 7.5% for the six months ended June 30, 2003, and was partially offset by an increase in debt outstanding, which averaged $2.65 billion for the six months ended June 30, 2004 as compared to $2.46 billion for the six months ended June 30, 2003.

Liquidity and Capital Resources

Our business requires cash for operations, debt service, capital expenditures and acquisitions. The cable television business has substantial on-going capital requirements for the construction, expansion and maintenance of its broadband networks. Capital expenditures have primarily been made to expand our service offerings to include digital video, high-speed Internet and telephone services. These services require certain upgrades to our cable infrastructure and typically include upgrades at our headends and throughout our distribution network. Additionally, these new services require us to purchase additional types customer premise equipment, including digital converters, cable modems and network interface units. Historically, we have been able to meet our cash requirements with cash flow from operations, borrowings under our credit facilities and issuances of private and public debt.

Cash provided by operations for the six months ended June 30, 2004 and 2003 was $134.2 million and $101.5 million. The increase was primarily attributable to increased operating income and the timing of cash receipts and payments related to our working capital accounts.

Cash used in investing activities for the six months ended June 30, 2004 and 2003 was $81.3 million and $109.7 million. The decrease was attributable to the swap of our Griffin, Georgia system for the New Albany, Indiana and Shelbyville, Kentucky systems in the first quarter of 2003.

Cash provided by (used in) financing activities for the six months ended June 30, 2004 and 2003 was $(37.1) million and $37.5 million. During the six months ended June 30, 2004, we:

•	made scheduled debt amortization payments related to the A and B Term Loan portions of our credit facility, which totaled $31.1 million; and

•	repaid $6.0 million of revolver borrowings that were outstanding as of March 31, 2004 and did not need to re-borrow due to increased operating cash flow.

During the six months ended June 30, 2003, we:

•	borrowed $44.5 million under our credit facilities to support our operations and capital spending; and

•	made $7.0 million of scheduled preferred interest distribution payments, which ceased with the refinancing of debt of Insight Ohio, discussed below, during the third quarter of 2003.

For the six months ended June 30, 2004 and 2003, we spent $82.2 million and $82.4 million in capital expenditures. These expenditures were primarily for network extensions, upgrades to our headends and purchases of customer premise equipment, all of which we consider necessary in order to continue to grow our customer base and expand our service offerings.

On August 26, 2003, we amended the Insight Midwest Holdings Credit Facility in connection with our plan to refinance all of the obligations and conditionally guaranteed obligations of Insight Ohio. The amendment increased the Term B loan portion of the credit facility from $900.0 million to $1.125 billion, which increased the total facility size to $1.975 billion from $1.750 billion. We recorded $2.2 million of deferred financing costs associated with this amendment that will be amortized over the remaining term of the credit facility.

We have a substantial amount of debt. Our high level of debt could have important consequences for you. Our principal source of cash we need to pay our obligations and to repay the principal amount of our debt obligations is the cash that our subsidiaries generate from their operations and their borrowings. We believe that the Insight Midwest Holdings credit facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan. We have the ability to draw upon $399.5 million of unused availability under the Insight Midwest Holdings credit facility as of June 30, 2004 to fund any shortfall resulting from the inability of our cash from operations to fund our capital expenditures, meet our debt service requirements or otherwise fund our operations. On July 1, 2004 the leverage ratio covenant under the Insight Midwest Holdings credit facility reduced from 4.75x to 4.25x. As of June 30, 2004, after giving effect to this reduction, we would have had the ability to draw upon $272.2 million of unused availability under the Insight Midwest Holdings credit facility to fund any cash shortfall.

The following table summarizes our contractual obligations and commitments, excluding interest and commitments for programming, as of June 30, 2004, including periods in which the related payments are due (in thousands):

	Contractual Obligations
	Long-Term Debt	Operating Leases	Total
2004	$31,125	$1,307	$32,432
2005	83,500	1,732	85,232
2006	83,500	1,338	84,838
2007	83,500	668	84,168
2008	104,750	435	105,185
Thereafter	2,247,500	657	2,248,157

Total cash obligations	$2,633,875	$6,137	$2,640,012

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

As of June 30, 2004, we had entered into $150.0 million notional amount of floating to fixed rate interest rate swaps that approximated 10%, of our borrowings under our credit facility, which expire in August 2004. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense, for the unhedged portion of our credit facility, by approximately $13.7 million.

In July 2003, we entered into three interest rate swap agreements whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 8.3%, on $185.0 million notional value of debt. These agreements expire November 1, 2005. We recorded a loss on these swaps of $3.0 million and $1.2 million for the three and six months ended June 30, 2004, which is included in other income (expense). A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense for these three swaps by approximately $1.9 million.

In December 2003, we entered into an interest rate swap agreement whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 5.9%, on $130.0 million notional value of debt. This agreement expires November 1, 2010. This swap has been determined to be perfectly effective in hedging against fluctuations in the fair value of the underlying debt. As such, changes in the fair value of the underlying debt equally offset changes in the value of the interest rate swap in our consolidated statements of operations. The fair value (cost if terminated) of this swap as of June 30, 2004 and December 31, 2003 was $(2.8) million and $(206,000) and has been recorded in other non-current assets (liabilities) and as an adjustment to the carrying value of debt. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense for this swap by approximately $1.3 million.

The aggregate fair market value and aggregate carrying value of our 9¾% and 10½% senior notes was $1.1 billion and $1.0 billion as of June 30, 2004. The fair market value of our credit facility borrowings approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest. As of June 30, 2004, the estimated fair value (cost if terminated) of our interest rate swap agreements was approximately $(6.7) million and is reflected in our financial statements as other non-current liabilities. Changes in the fair value of our interest rate swaps are either recognized in income or in partners’ capital as a component of accumulated other comprehensive income (loss) depending on the type of swap and whether it qualifies for hedge accounting.

Item 4. Controls and Procedures

Insight Midwest’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of June 30, 2004. Based upon that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that Insight Midwest’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in its internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Insight Capital’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of June 30, 2004. Based upon that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that Insight Capital’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in its internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8 in Item 1 of PART I, Notes to Consolidated Financial Statements, and incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

10	Purchase Agreement dated July 2, 2004 between Insight Midwest Holdings, LLC and Comcast Cable Holdings, LLC and certain of its affiliates (1)
31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer of Insight Midwest, L.P.
31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer of Insight Midwest, L.P.
31.3	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer of Insight Capital, Inc.
31.4	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer of Insight Capital, Inc.
32.1	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of Insight Midwest, L.P.
32.2	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of Insight Capital, Inc.

(1)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 of Insight Communications Company, Inc. and incorporated herein by reference

(b) Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2004	INSIGHT MIDWEST, L.P.

By: /s/ John Abbot
John Abbot
Senior Vice President and Chief
Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2004	INSIGHT CAPITAL, INC.

By: /s/ John Abbot
John Abbot
Senior Vice President and Chief
Financial Officer
(Principal Financial Officer)