Form 10-Q
period 2004-09-30
INSIGHT CAPITAL INC; INSIGHT MIDWEST LP
filed 2004-11-15
CIK 1110456, 1110458

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

INSIGHT MIDWEST, LP

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Cash and cash equivalents	$67,262	$22,679
Trade accounts receivable, net of allowance for doubtful accounts of $1,049 and $1,123 as of September 30, 2004 and December 31, 2003	25,768	29,271
Launch funds receivable	2,709	9,421
Prepaid expenses and other assets	15,244	17,711

Total current assets	110,983	79,082

Fixed assets, net	1,155,999	1,198,830
Goodwill	14,684	14,684
Franchise costs, net of accumulated amortization of $358,750 and $358,687 as of September 30, 2004 and December 31, 2003	2,357,546	2,357,535
Deferred financing costs, net of accumulated amortization of $14,055 and $10,710 as of September 30, 2004 and December 31, 2003	23,887	27,222
Other non-current assets	968

Total assets	$3,664,067	$3,677,353

Liabilities and partners’ capital
Accounts payable	$22,441	$29,427
Accrued expenses and other liabilities	31,858	31,932
Accrued property taxes	25,605	22,954
Accrued programming costs	49,754	43,261
Deferred revenue	10,367	10,061
Interest payable	47,747	23,315
Debt – current portion	78,188	62,250
Due to affiliates	51,507	40,386

Total current liabilities	317,467	263,586

Deferred revenue	3,283	4,523
Debt	2,540,124	2,607,350
Other non-current liabilities	1,864	5,742

Total liabilities	2,862,738	2,881,201
Partners’ capital:

Partners’ accumulated capital	801,329	799,574
Accumulated other comprehensive loss	—	(3,422)

Total partners’ capital	801,329	796,152

Total liabilities and partners’ capital	$3,664,067	$3,677,353

See accompanying notes

INSIGHT MIDWEST, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenue	$250,232	$227,697	$738,268	$664,368

Operating costs and expenses:
Programming and other operating costs	87,298	81,285	263,302	242,167
Selling, general and administrative	51,921	41,765	144,752	123,590
Management fees	7,374	6,673	21,700	19,463
Depreciation and amortization	58,385	54,723	174,333	166,910

Total operating costs and expenses	204,978	184,446	604,087	552,130

Operating income	45,254	43,251	134,181	112,238

Other income (expense):
Gain on cable system exchange	—	—	—	26,992
Gain on settlement of programming contract	—	37,137	—	37,137
Loss from early extinguishments of debt	—	(10,879)	—	(10,879)
Interest expense	(43,220)	(48,835)	(132,345)	(140,494)
Interest income	81	132	164	231
Other income (expense)	1,081	(1,222)	(245)	684

Total other expense, net	(42,058)	(23,667)	(132,426)	(86,329)

Net income	3,196	19,584	1,755	25,909
Accrual of preferred interests	—	—	—	(10,353)

Net income attributable to common interests	$3,196	$19,584	$1,755	$15,556

See accompanying notes

INSIGHT MIDWEST, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2004	2003
Operating activities:
Net income	$1,755	$25,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	174,333	166,910
Provision for losses on trade accounts receivable	13,803	9,712
Amortization of note discount	225	1,481
Gain on cable systems exchange	—	(26,992)
Gain on settlement of programming contract	—	(34,819)
(Gain) Loss on interest rate swaps	(249)	1,201
Loss on early extinguishments of debt	—	2,616
Changes in operating assets and liabilities, net of the effect of acquisitions:
Trade accounts receivable	(10,300)	(7,287)
Launch fund receivable	6,712	(2,402)
Prepaid expenses and other assets	1,641	(8,556)
Accounts payable	(6,986)	1,250
Accrued expenses and other liabilities	43,688	57,004

Net cash provided by operating activities	224,622	186,027

Investing activities:
Purchase of fixed assets	(128,188)	(128,867)
Purchase of intangible assets	(107)	(815)
Sale of fixed assets	954	—
Purchase of cable television systems, net	—	(26,475)

Net cash used in investing activities	(127,341)	(156,157)

Financing activities:
Distributions of preferred interests	—	(11,554)
Net borrowings (repayments) under credit facilities	(52,688)	187,000
Repayment of Coaxial notes	—	(195,869)
Debt issuance costs	(10)	(2,140)

Net cash used in financing activities	(52,698)	(22,563)

Net increase in cash and cash equivalents	44,583	7,307
Cash and cash equivalents, beginning of period	22,679	9,937

Cash and cash equivalents, end of period	$67,262	$17,244

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

Through our wholly owned operating subsidiaries, Insight Communications Midwest, LLC (“Insight Communications Midwest”), Insight Communications of Central Ohio, LLC (“Insight Ohio”) and Insight Kentucky Partners II, L.P. (“Insight Kentucky”), we own and operate cable television systems in Indiana, Kentucky, Ohio, and Illinois which passed approximately 2.4 million homes and served approximately 1.3 million customers as of September 30, 2004. In addition, we also owned and operated a cable television system in Griffin, Georgia through February 28, 2003.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004 or any other interim period.

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Fixed Assets

	September 30, 2004	December 31, 2003
	(in thousands)
Land, buildings and improvements	$37,997	$34,856
Cable system equipment	2,149,950	2,026,641
Furniture, fixtures and office equipment	16,396	15,605

	2,204,343	2,077,102
Less accumulated depreciation and amortization	(1,048,344)	(878,272)

Total fixed assets, net	$1,155,999	$1,198,830

We recorded depreciation expense of $57.2 million and $170.9 million for the three and nine months ended September 30, 2004 and $53.7 million and $164 million for the three and nine months ended September 30, 2003.

4. Debt

	September 30, 2004	December 31, 2003
	(in thousands)
Note payable to Insight Inc.	$100,000	$100,000
Insight Midwest Holdings Credit Facility	1,503,313	1,556,000
Insight Midwest 9¾% Senior Notes	385,000	385,000
Insight Midwest 10½% Senior Notes	630,000	630,000

	2,618,313	2,671,000
Net unamortized discount/premium on notes	(969)	(1,194)
Market value of interest rate swaps	968	(206)

Total debt	$2,618,312	$2,669,600

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

4. Debt (continued)

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

Debt Principal Payments

As of September 30, 2004, principal payments required on our debt were as follows (in thousands):

2004	$15,563
2005	83,500
2006	83,500
2007	83,500
2008	104,750
Thereafter	2,247,500

Total	$2,618,313

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

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Derivative Instruments (continued)

Cash Flow Hedges

As of December 31, 2003, we had one interest rate swap agreement outstanding that effectively fixed interest rates at 5% on $150.0 million notional value of debt. This agreement expired in August 2004. We recorded $826,000 of accrued interest related to this agreement as December 31, 2003. As of December 31, 2003, the estimated fair value (cost if terminated) of this interest rate swap agreement was approximately $(3.4) million.

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

In July 2003, we entered into three interest rate swap agreements whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 8.3%, on $185.0 million notional value of debt. These agreements expire November 1, 2005. We recorded a gain on these swaps of $1.5 million and $250,000 for the three and nine months ended September 30, 2004, which is included in other income (expense). As of September 30, 2004 and December 31, 2003, we recorded $(83,000) and $275,000 of interest receivable (payable) related to these agreements. The fair market value (cost if terminated) of these agreements was $(1.9) million and $(2.1) million as of September 30, 2004 and December 31, 2003.

In December 2003, we entered into an interest rate swap agreement whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 5.9%, on $130.0 million notional value of debt. This agreement expires November 1, 2010. This swap has been determined to be perfectly effective in hedging against fluctuations in the fair value of the underlying debt. As such, changes in the fair value of the underlying debt equally offset changes in the value of the interest rate swap in our consolidated statements of operations. The fair value (cost if terminated) of this swap as of September 30, 2004 and December 31, 2003 was $968,000 and $(206,000) and has been recorded in other non-current assets (liabilities) and as an adjustment to the carrying value of debt.

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Comprehensive Income (Loss)

We record the effective portion of certain derivatives’ gains or losses as accumulated other comprehensive income or loss in the accompanying consolidated balance sheets. The following is a reconciliation of net income (loss) to comprehensive income (loss) (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income	$3,196	$19,584	$1,755	$25,909
Unrealized gain on interest rate swaps	615	2,540	3,422	12,886

Comprehensive income	$3,811	$22,124	$5,177	$38,795

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

Programming

We purchase the majority of our programming through affiliates of Comcast Cable. Charges for such programming, including a 1½% administrative fee, were $37.5 million and $111.0 million for the three and nine months ended September 30, 2004 and $36.7 million and $107.5 million for the three and nine months ended September 30, 2003.

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Related Party Transactions (continued)

As of September 30, 2004 and December 31, 2003, $34.2 million and $28.3 million of accrued programming costs were due to affiliates of Comcast Cable. We believe that the programming rates charged through these affiliates are lower than those available from independent parties.

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

Telephone Agreements

In July 2000, to facilitate delivery of telephone services Insight LP entered into a ten-year agreement with AT&T Broadband (now known as Comcast Cable) that allows us to deliver to our residential customers, in certain of our service areas, local telephone service provided by Comcast Cable. Under the terms of the agreement, we lease certain capacity on our local network to Comcast Cable. Revenue earned from leased network capacity used in the provision of telephone services was $2.1 million and $6.4 million for the three and nine months ended September 30, 2004 and $1.7 million and $4.2 million for the three and nine months ended September 30, 2003. In addition, we provide certain services and support for which we receive additional payments related to installations, marketing and billing support. Fee revenue earned in connection with installations is deferred and amortized over the expected term a telephone customer maintains their telephone service, currently estimated to be three years. Marketing and billing support revenue is recognized in the period such services are performed.

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

Advertising Services

In October 1999, to facilitate the administration of our advertising services in our Kentucky Systems, we entered into an agreement with an affiliate of AT&T Broadband (now known as Comcast Cable), which provides for this affiliate to perform all of our Kentucky advertising sales and related administrative services. Effective September 26, 2004, this agreement was terminated by mutual agreement.

We, through our Kentucky Systems, earned advertising revenues through this affiliate of $4.6 million and $13.7 million for the period from July 1, 2004 through September 26, 2004 and January 1, 2004 through September 26, 2004 and $4.5 million and $13.7 million for the three and nine months ended September 30, 2003. As of September 30, 2004 and December 31, 2003, we had $8.9 million and $9.3 million as a receivable due from this affiliate included in other current assets.

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Related Party Transactions (continued)

Through September 26, 2004, we paid this affiliate a fixed and variable fee for providing this service based on advertising sales cash flow growth. As of September 30, 2004 and December 31, 2003, we had $174,000 and $102,000 recorded as payables to this affiliate related to such services.

Due To Affiliates

As of September 30, 2004 and December 31, 2003, we owed Insight LP, certain amounts comprised primarily of incurred but unpaid management fees, calculated as approximately 3% of revenues, and accrued interest related to our $100.0 million note payable to Insight Inc.

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

Litigation

In November 2000, we filed a state court action against the City of Louisville for its grant, in September 2000, of a more favorable franchise to Knology of Louisville, Inc. Upon commencement of this action, the City, pursuant to a provision in its franchise agreement with Knology, automatically suspended Knology’s franchise pending a final, non-appealable court determination as to whether Knology’s franchise was more favorable than the franchise under which we operated. In November 2000, Knology filed a federal court action against us seeking monetary damages and other relief for alleged violations of federal laws arising out of our having filed, pursuant to the provisions of our own franchise agreement with the City, the state court action. In March 2001, the federal court preliminarily set aside the suspension of Knology’s franchise. In March 2002, a state circuit court ruled against our claim that Knology’s franchise was more favorable. We appealed the circuit court’s order to the state court of appeals which, in June 2003, upheld the lower court ruling. We filed a motion for discretionary review of the appeals court’s ruling which was denied by the Kentucky Supreme Court. In May 2003, the federal court granted us summary judgment and dismissed six of Knology’s 11 claims. The court granted summary judgment to Knology on three claims, two of which resulted in permanently enjoining enforcement of the automatic suspension provision of Knology’s franchise agreement and do not involve damages. The third such claim is for violation of Knology’s first amendment rights, which will proceed to trial solely on the issue of damages, and would result in an award of legal fees and court costs specific to such claim if upheld. The remaining undecided claims relate to allegations of anticompetitive conduct and are to proceed to trial on the merits. In August 2003,

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Commitments and Contingencies (continued)

the court agreed, in part, with our Motion for Reconsideration, that the stay provision provides no justification for an injunction since the language was severed. Further, the court granted our Motion to Certify Questions for an Immediate Appeal to the Sixth Circuit Court of Appeals. The Sixth Circuit Court of Appeals granted our Motion to Certify, and we have briefed the issues. The trial will remain stayed pending the Sixth Circuit’s action. Oral arguments were held on October 26, 2004. We continue to believe that we have substantial and meritorious defenses to the remaining asserted federal claims and intend to defend them vigorously. Consequently, we have not recorded any loss reserves in the accompanying financial statements.

We are subject to various legal proceedings that arise in the ordinary course of business. While it is impossible to determine with certainty the ultimate outcome of these matters, it is our opinion that the resolution of these matters will not have a material adverse affect on our consolidated financial condition.

INSIGHT CAPITAL, INC.

BALANCE SHEETS

(in thousands)

	September 30, 2004	December 31, 2003
	unaudited
Assets
Cash	$1	$1
Deferred financing costs, net of accumulated amortization of $8,429 and $6,473 as of September 30, 2004 and December 31, 2003	14,351	16,307

Total assets	$14,352	$16,308

Liabilities and shareholder deficit
Accrued interest	$46,331	$20,409

Total current liabilities	46,331	20,409

Senior notes, to be paid by Insight Midwest, LP	1,014,031	1,013,806

Total liabilities	1,060,362	1,034,215

Shareholder deficit:
Common stock; $.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Paid-in-capital	1	1
In-substance allocation of proceeds related to senior notes to be paid by Insight Midwest	(687,148)	(738,992)
Accumulated deficit	(358,863)	(278,916)

Total shareholder deficit	(1,046,010)	(1,017,907)

Total liabilities and shareholder deficit	$14,352	$16,308

See accompanying notes

INSIGHT CAPITAL, INC.

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Expenses:

Amortization	$(652)	$(556)	$(1,956)	$(1,668)
Interest	(25,999)	(23,004)	(77,991)	(69,012)

Net loss	$(26,651)	$(23,560)	$(79,947)	$(70,680)

See accompanying notes

INSIGHT CAPITAL, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months Ended September 30,
	2004	2003
Cash flows from operating activities:

Net loss	$(79,947)	$(70,680)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of discount on notes	225	1,668
Amortization	1,956	1,482
Interest expense assumed by affiliate	77,766	67,530

Net cash provided by operating activities	—	—

Net increase in cash	—	—
Cash, beginning of period	1	1

Cash, end of period	$1	$1

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

Termination of Kentucky Advertising Sales Arrangement

In October 1999, we entered into an agreement with an affiliate of Comcast Cable whereby the Comcast Cable affiliate performs all of our Kentucky advertising sales and related administrative services. Effective September 26, 2004, this agreement was terminated by mutual agreement. We believe that the assumption of the advertising sales responsibilities in Kentucky offers us the opportunity to continue to grow this business and align the Kentucky operating strategy with our other markets.

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

Typically, we have historically recorded net losses. Some of the principle reasons for these net losses include depreciation and amortization associated with our acquisitions and capital expenditures for the construction and upgrading of our systems, and interest costs on borrowed money. We expect to continue to report net losses for the foreseeable future and cannot predict what impact, if any, continued losses will have on our ability to finance our operations in the future.

The following table is derived from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Revenue	$250,232	$227,697	$738,268	$664,368
Operating costs and expenses:
Programming and other operating costs	87,298	81,285	263,302	242,167
Selling, general and administrative	51,921	41,765	144,752	123,590
Management fees	7,374	6,673	21,700	19,463
Depreciation and amortization	58,385	54,723	174,333	166,910

Total operating costs and expenses	204,978	184,446	604,087	552,130

Operating income	45,254	43,251	134,181	112,238
Operating cash flow	103,639	97,974	308,514	279,148
Interest expense	43,220	48,835	132,345	140,494
Net income	3,196	19,584	1,755	25,909
Net cash provided by operating activities	90,462	84,569	224,622	186,027
Net cash used in investing activities	46,001	46,452	127,341	156,157
Net cash used in financing activities	15,563	60,063	52,698	22,563
Capital expenditures	45,956	46,425	128,188	128,867

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

The following calculations of operating cash flow are not necessarily comparable to similarly titled amounts of other companies:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Operating income	$45,254	$43,251	$134,181	$112,238
Adjustment:
Depreciation and amortization	58,385	54,723	174,333	166,910

Operating cash flow	$103,639	$97,974	$308,514	$279,148

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

The $22.5 million or 10% increase in revenue was primarily a result of gains in high-speed Internet revenues, which increased 40% over the prior year’s quarter due to an increased customer base; increases in basic cable service revenue of 6% due to basic rate increases; and a 16% increase in digital video revenues also due to an increase in digital customers.

Revenue by service offering was as follows (in thousands):

	Revenue by Service Offering
	Three Months Ended September 30, 2004	% of Total Revenue	Three Months Ended September 30, 2003	% of Total Revenue	% Change in Revenue
Basic	$143,918	57.5%	$135,829	59.7%	6.0%
Digital	24,872	9.9%	21,391	9.4%	16.3%
High-speed Internet	33,955	13.6%	24,346	10.7%	39.5%
Premium / analog pay-per-view	13,694	5.5%	13,776	6.0%	-0.6%
Telephone	3,829	1.5%	3,232	1.4%	18.5%
Advertising	15,725	6.3%	14,550	6.4%	8.1%
Franchise fees	7,183	2.9%	6,928	3.0%	3.7%
Other	7,056	2.8%	7,645	3.4%	-7.7%

Total	$250,232	100.0%	$227,697	100.0%	9.9%

Revenue Generating Units (“RGUs”) as of September 30, 2004, which represent the sum of basic, digital, high-speed Internet, and telephone customers, increased approximately 8.4% as compared to September 30, 2003. RGUs by type were as follows (in thousands):

	September 30, 2004	September 30, 2003
Basic	1,283.6	1,293.4
Digital	439.4	383.7
High-speed Internet	311.5	208.5
Telephone	62.8	49.3

Total RGUs	2,097.3	1,934.9

Average monthly revenue per basic customer was $65.01 for the three months ended September 30, 2004, compared to $58.63 for the three months ended September 30, 2003 primarily reflecting the continued growth of our high-speed Internet and digital product offerings in all markets as well as basic rate increases.

Programming and other operating costs increased $6.0 million or 7%. Programming costs increased primarily as a result of increased programming rates and increased digital customers. Other operating costs increased primarily due to increased high-speed Internet service provider costs driven by the net addition of approximately 103,000 high-speed Internet customers since September 30, 2003. This increase in operating costs was partially offset by more favorable per customer charges under a new agreement with our Internet service provider. In addition, other operating costs increased as a result of an increased volume of modems provided to customers under certain marketing campaigns. A favorable reversal of accrued property taxes also contributed to partially offsetting these increases.

Selling, general and administrative expenses increased $10.2 million or 24%, primarily due to increased marketing expenses to support the continued roll out of high-speed Internet and digital products, and to maintain the core video customer base. Marketing support funds (recorded as a reduction to selling, general and administrative expenses) decreased over the prior year’s quarter. A decrease in expenses previously allocated to Comcast in connection with the managed properties also contributed to the increase in selling, general and administrative expenses. As this agreement was terminated effective July 31, 2004, the period ending September 30, 2004 contains only one month of expense allocations versus three months recorded for the period ending September 30, 2003. While cost savings have been realized upon termination of the agreement, the impact of some of these savings is reflected in programming and other operating costs. In addition, payroll and related costs increased due to salary increases for existing employees and increases in health insurance costs.

Management fees increased $701,000 or 11% to $7.4 million for the three months ended September 30, 2004 from $6.7 million for the three months ended September 30, 2003. Management fees, equal to approximately 3% of revenues, are paid to Insight LP.

Depreciation and amortization expense increased $3.7 million or 7% primarily as a result of additional capital expenditures through September 30, 2004. These expenditures chiefly constituted network extensions, upgrades to our headends and purchases of customer premise equipment, all of which we consider necessary in order to continue to grow our customer base and expand our service offerings. Partially offsetting this increase was a decrease in depreciation expense related to certain assets that have become fully depreciated since September 30, 2003.

Operating cash flow (Non-GAAP measure) increased $5.7 million or 6% primarily due to increased high-speed Internet revenue, basic, and digital revenue, and was partially offset by increases in programming and other operating costs, as well as selling, general and administrative costs.

Interest expense decreased $5.6 million or 11% primarily due to lower interest rates, which averaged 7% for the three months ended September 30, 2004 as compared to 8% for the three months ended September 30, 2003.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

The $73.9 million or 11% increase in revenue was primarily a result of increases in basic cable service revenue of 7% due to basic rate increases and gains in our high-speed Internet and digital video revenues, which increased 40% and 21% over the prior year period, driven by an increased customer base for those services and

Revenue by service offering was as follows (in thousands):

	Revenue by Service Offering
	Nine Months Ended September 30, 2004	% of Total Revenue	Nine Months Ended September 30, 2003	% of Total Revenue	% Change in Revenue
Basic	$428,369	58.0%	$400,305	60.2%	7.0%
Digital	73,272	9.9%	60,572	9.1%	21.0%
High-speed Internet	93,990	12.7%	66,959	10.0%	40.4%
Premium / analog pay-per-view	43,212	5.9%	42,867	6.5%	0.8%
Telephone	11,389	1.6%	8,596	1.3%	32.5%
Advertising	46,595	6.3%	42,264	6.4%	10.2%
Franchise fees	21,455	2.9%	20,442	3.1%	5.0%
Other	19,986	2.7%	22,363	3.4%	-10.6%

Total	$738,268	100.0%	$664,368	100.0%	11.1%

Average monthly revenue per basic customer was $63.62 for the nine months ended September 30, 2004, compared to $56.90 for the nine months ended September 30, 2003 primarily reflecting basic rate increases and the continued growth of our high-speed Internet and digital product offerings in all markets.

Programming and other operating costs increased $21.1 million or 9%. Programming costs increased primarily as a result of increased programming rates. Additionally, programming costs increased as a result of increased video-on-demand purchases period over period. Other operating costs increased primarily due to increased high-speed Internet service provider costs driven by the net addition of approximately 103,000 high-speed Internet customers since September 30, 2003 and was partially offset by more favorable per customer charges under a new agreement with our Internet service provider. In addition, other operating costs increased as a result of technical salaries and related benefits for new and existing employees and an increased volume of modems provided to customers under certain marketing campaigns.

Selling, general and administrative expenses increased $21.2 million or 17%, primarily because of payroll and related costs due to the addition of new employees, salary increases for existing employees and increases in health insurance costs. Marketing expenses increased to support the continued roll-out of high-speed Internet and digital products and also to maintain our core video customer base. Professional fees also increased due to the one-time write-off of shelf registration fees we no longer anticipate will be utilized and due to additional costs incurred in connection with additional Sarbanes-Oxley compliance measures relating to internal controls. Also increasing selling, general and administrative expenses was a decrease in expenses previously allocated to Comcast in connection with the managed properties. As this agreement was terminated effective July 31, 2004, the period ending September 30, 2004 contains only seven months of expense allocations versus nine months recorded for the period ending September 30, 2003. While cost savings have been realized upon termination of the agreement, the impact of some of these savings is reflected in programming and other operating costs. In addition, bad debts increased reflecting an increase in the number of accounts written off combined with a higher balance per average account written off reflecting the increased volume of activity. Partially offsetting these increases was an increase in marketing support funds (recorded as a reduction to selling, general and administrative expenses) for the promotion of new channel launches.

Management fees increased $2.2 million or 11% to $21.7 million for the nine months ended September 30, 2004 from $19.5 million for the nine months ended September 30, 2003. Management fees, equal to approximately 3% of revenues, are paid to Insight LP.

Depreciation and amortization expense increased $7.4 million or 4% primarily as a result of additional capital expenditures through September 30, 2004. These expenditures were primarily for network extensions, upgrades to our headends and purchases of customer premise equipment, all of which we consider necessary in order to continue to grow our customer base and expand our service offerings. Partially offsetting this increase was a decrease in depreciation expense related to certain assets that have become fully depreciated since September 30, 2003.

Operating cash flow increased $29.4 million or 11% primarily due to increased basic, digital and high-speed Internet revenue, offset by increases in programming and other operating costs and selling, general and administrative costs.

Interest expense decreased $8.1 million or 6% primarily due to lower interest rates, which averaged 7% for the nine months ended September 30, 2004 as compared to 8% for the nine months ended September 30, 2003.

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

Cash provided by operations for the nine months ended September 30, 2004 and 2003 was $224.6 million and $186.0 million. The increase was primarily attributable to increased operating income and the timing of cash receipts and payments related to our working capital accounts.

Cash used in investing activities for the nine months ended September 30, 2004 and 2003 was $127.3 million and $156.2 million. The decrease was attributable to the swap of our Griffin, Georgia system for the New Albany, Indiana and Shelbyville, Kentucky systems in the first quarter of 2003.

Cash used in financing activities for the nine months ended September 30, 2004 and 2003 was $52.7 million and $22.6 million. During the nine months ended September 30, 2004, we:

•	made scheduled debt amortization payments related to the A and B Term Loan portions of our credit facility, which totaled $46.7 million; and

•	repaid $6.0 million of revolver borrowings that were outstanding as of March 31, 2004 and did not need to re-borrow due to increased operating cash flow.

During the nine months ended September 30, 2003, we:

•	borrowed $212.0 million under our credit facilities to refinance the obligations of Insight Ohio;

•	repaid in full the $25.0 million Ohio credit facility and the $195.9 million Coaxial Notes as part of the Ohio refinancing; and

•	made $11.6 million of scheduled preferred interest distribution payments, which ceased with the refinancing of debt of Insight Ohio, discussed below, during the third quarter of 2003.

For the nine months ended September 30, 2004 and 2003, we spent $128.2 million and $128.9 million in capital expenditures. These expenditures were primarily for network extensions, upgrades to our headends and purchases of customer premise equipment, all of which we consider necessary in order to continue to grow our customer base and expand our service offerings.

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

We have a substantial amount of debt. Our high level of debt could have important consequences for you. Our principal source of cash we need to pay our obligations and to repay the principal amount of our debt obligations is the cash that our subsidiaries generate from their operations and their borrowings. We believe that the Insight Midwest Holdings credit facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan. On July 1, 2004 the leverage ratio covenant under the Insight Midwest Holdings credit facility reduced from 4.75x to 4.25x. We had the ability to draw upon $258.6 million of unused availability under the Insight Midwest Holdings credit facility as of September 30, 2004 to fund any shortfall resulting from the inability of our cash from operations to fund our capital expenditures, meet our debt service requirements or otherwise fund our operations.

The following table summarizes our contractual obligations and commitments, excluding interest and commitments for programming, as of September 30, 2004, including periods in which the related payments are due (in thousands):

	Contractual Obligations
	Long-Term Debt	Operating Leases	Total
2004	$15,563	$400	$15,963
2005	83,500	1,569	85,069
2006	83,500	1,534	85,034
2007	83,500	1,507	85,007
2008	104,750	1,507	106,257
Thereafter	2,247,500	1,758	2,249,258

Total cash obligations	$2,618,313	$8,275	$2,626,588

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

In July 2003, we entered into three interest rate swap agreements whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 8.3%, on $185.0 million notional value of debt. These agreements expire November 1, 2005. We recorded a gain on these swaps of $1.5 million and $250,000 for the three and nine months ended September 30, 2004, which is included in other income (expense). A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense for these three swaps by approximately $1.9 million.

In December 2003, we entered into an interest rate swap agreement whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 5.9%, on $130.0 million notional value of debt. This agreement expires November 1, 2010. This swap has been determined to be perfectly effective in hedging against fluctuations in the fair value of the underlying debt. As such, changes in the fair value of the underlying debt equally offset changes in the value of the interest rate swap in our consolidated statements of operations. The fair value (cost if terminated) of this swap as of September 30, 2004 and December 31, 2003 was $968,000 and $(206,000) and has been recorded in other non-current assets (liabilities) and as an adjustment to the carrying value of debt. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense for this swap by approximately $1.3 million.

The aggregate fair market value and aggregate carrying value of our 9¾% and 10½% senior notes was $1.1 billion and $1.0 billion as of September 30, 2004. The fair market value of our credit facility borrowings approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest. As of September 30, 2004, the estimated fair value (cost if terminated) of our interest rate swap agreements was approximately $(896,000) and is reflected in our financial statements as other non-current liabilities. Changes in the fair value of our interest rate swaps are either recognized in income or in partners’ capital as a component of accumulated other comprehensive income (loss) depending on the type of swap and whether it qualifies for hedge accounting.

Item 4. Controls and Procedures

Insight Midwest’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of September 30, 2004. Based upon that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that Insight Midwest’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in its internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Insight Capital’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of September 30, 2004. Based upon that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that Insight Capital’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in its internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8 in Item 1 of PART I, Notes to Consolidated Financial Statements, and incorporated herein by reference.

Item 6. Exhibits

Exhibits:

10	Transition and Termination Agreement, dated as of July 22, 2004, by and between Comcast of Montana/Indiana/Kentucky/Utah and Insight Communications Company, L.P. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer of Insight Midwest, L.P.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer of Insight Midwest, L.P.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer of Insight Capital, Inc.

31.4	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer of Insight Capital, Inc.

32.1	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of Insight Midwest, L.P.

32.2	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of Insight Capital, Inc.

(1)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 of Insight Communications Company, Inc. and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2004	INSIGHT MIDWEST, L.P.

	By:	/s/ John Abbot
John Abbot
Senior Vice President and Chief
Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2004	INSIGHT CAPITAL, INC.

	By:	/s/ John Abbot
John Abbot
Senior Vice President and Chief
Financial Officer
(Principal Financial Officer)