Form 10-Q
period 2005-03-31
INSIGHT CAPITAL INC; INSIGHT MIDWEST LP
filed 2005-05-16
CIK 1110456, 1110458

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. However, in our opinion, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

INSIGHT MIDWEST, LP

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Cash and cash equivalents	$86,013	$72,476
Investments	4,263	4,100
Trade accounts receivable, net of allowance for doubtful accounts of $1,026 and $1,050 as of March 31, 2005 and December 31, 2004	18,679	31,352
Launch funds receivable	593	2,749
Prepaid expenses and other current assets	12,978	9,300

Total current assets	122,526	119,977

Fixed assets, net	1,109,544	1,130,600
Goodwill	14,684	14,684
Franchise costs	2,357,535	2,357,535
Deferred financing costs, net of accumulated amortization of $16,253 and $15,170 as of March 31, 2005 and December 31, 2004	21,693	22,776
Other non-current assets	1,298	1,843

Total assets	$3,627,280	$3,647,415

Liabilities and partners’ capital
Accounts payable	$24,808	$27,147
Accrued expenses and other current liabilities	33,284	36,092
Accrued property taxes	16,477	13,049
Accrued programming costs (inclusive of $40,200 and $36,838 due to related parties as of March 31, 2005 and December 31, 2004)	55,763	51,328
Deferred revenue	7,491	8,996
Interest payable	28,018	20,643
Debt – current portion	83,500	83,500
Due to affiliates	50,704	55,177

Total current liabilities	300,045	295,932

Deferred revenue	2,537	2,904
Debt	2,495,415	2,518,879
Other non-current liabilities	4,461	2,078

Partners’ capital:
Partners’ accumulated capital	824,822	827,622

Total partners’ capital	824,822	827,622

Total liabilities and partners’ capital	$3,627,280	$3,647,415

See accompanying notes

INSIGHT MIDWEST, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2005	2004
Revenue	$269,327	$238,084

Operating costs and expenses:
Programming and other operating costs (exclusive of depreciation and amortization) (inclusive of $41,499 and $36,744 of programming expense incurred through related parties for the three months ended March 31, 2005 and 2004)	98,998	87,491
Selling, general and administrative	57,203	44,074
Management fees	8,098	7,003
Depreciation and amortization	59,684	56,989

Total operating costs and expenses	223,983	195,557

Operating income	45,344	42,527

Other income (expense):
Interest expense	(48,341)	(44,356)
Interest income	105	56
Other	92	2,014

Total other expense, net	(48,144)	(42,286)

Net income (loss)	$(2,800)	$241

See accompanying notes

INSIGHT MIDWEST, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2005	2004
Operating activities:
Net income (loss)	$(2,800)	$241
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	59,684	56,989
Provision for losses on trade accounts receivable	3,801	3,750
Amortization of note discount	80	73
Loss (gain) on interest rate swaps	233	(1,777)
Changes in operating assets and liabilities:
Trade accounts receivable	8,872	7,829
Launch funds receivable	2,156	7,542
Prepaid expenses and other assets	(3,845)	961
Accounts payable	(2,339)	(5,064)
Accrued expenses and other liabilities	6,085	24,321

Net cash provided by operating activities	71,927	94,865

Investing activities:
Purchase of fixed assets	(37,515)	(43,444)
Sale of fixed assets	—	380

Net cash used in investing activities	(37,515)	(43,064)

Financing activities:
Net repayments under credit facilities	(20,875)	(15,563)

Net cash used in financing activities	(20,875)	(15,563)

Net increase in cash and cash equivalents	13,537	36,238
Cash and cash equivalents, beginning of period	72,476	22,679

Cash and cash equivalents, end of period	$86,013	$58,917

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

Through our wholly owned operating subsidiaries, Insight Communications Midwest, LLC (“Insight Communications Midwest”), Insight Communications of Central Ohio, LLC (“Insight Ohio”) and Insight Kentucky Partners II, L.P. (“Insight Kentucky”), we own and operate cable television systems in Indiana, Kentucky, Ohio, and Illinois which passed approximately 2.4 million homes and served approximately 1.3 million customers as of March 31, 2005.

The accompanying consolidated financial statements include the accounts of Insight Midwest Holdings, LLC, our wholly-owned subsidiary which owns 100% of the outstanding equity of our operating subsidiaries and Insight Capital, Inc., our wholly-owned subsidiary and co-issuer of our senior notes, which allows certain investors the ability to be holders of the debt.

Certain prior period amounts have been reclassified to conform to the current period presentation.

On March 7, 2005, we received a proposal from Sidney R. Knafel and Michael Willner, together with certain related and other parties, and The Carlyle Group to acquire all of our outstanding, publicly-held Class A common stock. Our Board of Directors has appointed a special committee of independent directors to review this proposal. The Special Committee has retained Citigroup Global Markets, Inc. and Evercore Partners as its financial advisors and Skadden, Arps, Slate, Meagher & Flom LLP as its legal advisor in connection with its review.

2. Responsibility for Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements.

In management’s opinion, the consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Responsibility for Interim Financial Statements (continued)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or any other interim period.

3. Fixed Assets

Fixed assets consisted of:

	March 31, 2005	December 31, 2004
	(unaudited)
	(in thousands)
Land, buildings and improvements	$35,730	$35,649
Cable system equipment	2,192,645	2,155,193
Furniture, fixtures and office equipment	17,850	17,867

	2,246,225	2,208,709
Less accumulated depreciation and amortization	(1,136,681)	(1,078,109)

Total fixed assets, net	$1,109,544	$1,130,600

We recorded depreciation expense of $58.6 million and $55.9 million for the three months ended March 31, 2005 and 2004.

4. Debt

	March 31, 2005	December 31, 2004
	(unaudited)
	(in thousands)
Note payable to Insight Inc.	$100,000	$100,000
Insight Midwest Holdings Credit Facility	1,466,875	1,487,750
Insight Midwest 9¾% Senior Notes	385,000	385,000
Insight Midwest 10½% Senior Notes	630,000	630,000

	2,581,875	2,602,750
Net unamortized discount/premium on notes	(810)	(890)
Market value of interest rate swaps	(2,150)	519

Total debt	$2,578,915	$2,602,379

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Debt (continued)

Insight Midwest Holdings $1.975 Billion Credit Facility

Our wholly owned subsidiary, Insight Midwest Holdings, LLC, serves as borrower under a $1.975 billion credit facility. On March 28, 2002, we borrowed $100.0 million from Insight Inc., $97.0 million of which was contributed to Insight Midwest Holdings in April 2002 for use in paying down the credit facility balance and in funding financing costs associated with the amendments, and $3.0 million of which was contributed to Insight Ohio as of March 28, 2002. Insight Midwest Holdings is permitted under the credit facility to make distributions to us for the purpose of repaying this loan, including accrued interest, provided that there are no defaults existing under the credit facility. The loan bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments. As of March 31, 2005, the balance of the $100.0 million loan including accrued interest was $130.2 million.

Debt Principal Payments

As of March 31, 2005, principal payments required on our debt were as follows (in thousands):

(unaudited)
2005	$62,625
2006	83,500
2007	83,500
2008	104,750
2009	1,517,500
Thereafter	730,000

Total	$2,581,875

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

Gains and losses related to cash flow hedges that are determined to be effective hedges are recorded as accumulated other comprehensive income or loss in the accompanying consolidated balance sheets. Gains and losses related to fair value hedges that are determined to be effective hedges are recorded in the consolidated statements of operations as an adjustment to the swap instrument and an offsetting adjustment to the carrying value of the underlying debt. Gains and losses related to interest rate swaps

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Derivative Instruments (continued)

that are determined not to be effective hedges and do not qualify for hedge accounting are recorded in our consolidated statements of operations as other income or expense.

Fair Value Hedges

In July 2003, we entered into three interest rate swap agreements whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 8.3%, on $185.0 million notional value of debt. These agreements expire November 1, 2005. We recorded a gain (loss) on these swaps of ($233,000) and $1.8 million for the three months ended March 31, 2005 and 2004, which is included in other income or expense. As of March 31, 2005 and December 31, 2004, we recorded $1.1 million and $364,000 of interest payable related to these agreements. The cost, if terminated, of these agreements was $2.3 million and $2.1 million as of March 31, 2005 and December 31, 2004.

In December 2003, we entered into an interest rate swap agreement whereby we swapped fixed rates under our 10 1/2% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 5.9%, on $130.0 million notional value of debt. This agreement expires November 1, 2010. This swap has been determined to be perfectly effective in hedging against fluctuations in the fair value of the underlying debt. As such, changes in the fair value of the underlying debt equally offset changes in the value of the interest rate swap in our consolidated statements of operations. The fair value (cost if terminated) of this swap as of March 31, 2005 and December 31, 2004 was $(2.2) million and $519,000 and has been recorded in other non-current assets (liabilities) and as an adjustment to the carrying value of debt.

6. Comprehensive Income (Loss)

We record the effective portion of certain derivatives’ gains or losses as accumulated other comprehensive income or loss in the accompanying consolidated balance sheets.

The following is a reconciliation of net income (loss) to comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2005	2004
	(unaudited)
Net income (loss)	$(2,800)	$241
Unrealized gain on interest rate swaps	—	1,345

Comprehensive income (loss)	$(2,800)	$1,586

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Related Party Transactions

Managed Systems

On March 17, 2000, Insight LP entered into a management agreement with Comcast of Montana/Indiana/Kentucky/Ohio (formerly known as InterMedia Partners Southeast), an affiliate of Comcast Cable, to provide management services to cable television systems owned by Comcast. These systems served approximately 89,400 customers in the state of Indiana. Certain of our employees operated these managed systems. Overhead costs incurred by us were allocated ratably and charged to them on a monthly basis. Effective July 31, 2004, the management agreement was terminated by mutual agreement.

Programming

We purchase the majority of our programming through affiliates of Comcast Cable. Charges for such programming, including a 1½% administrative fee, were $41.5 million and $36.7 million for the three months ended March 31, 2005 and 2004. As of March 31, 2005 and December 31, 2004, $40.2 million and $36.8 million of accrued programming costs were due to affiliates of Comcast Cable. We believe that the programming rates charged through these affiliates are lower than those available from independent parties.

Telephone Agreements

Prior to December 31, 2004, to facilitate delivery of telephone services, Insight LP was a party to a joint operating agreement with Comcast Cable that allowed us to deliver to our residential customers, in certain of our service areas, local telephone service provided by Comcast Cable. Under the terms of the agreement, we leased certain capacity on our local network to Comcast Cable. In addition, we provided certain services and support for which we received additional payments related to installations, marketing and billing support. Fee revenue earned in connection with installations was deferred and amortized over the term a telephone customer was expected to maintain their telephone service, then estimated to be three years. Marketing and billing support revenue was recognized in the period such services were performed.

On December 31, 2004, we acquired the telephone business conducted by Comcast Cable in the markets served under our joint operating agreement and terminated the joint operating agreement. Subsequent to December 31, 2004, we no longer earn revenue from the services described above, but rather we record revenues earned from providing telephone and telephone related services to our customers and the continued amortization of installation fee revenue.

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

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Related Party Transactions (continued)

We earned advertising revenues through this affiliate of $4.0 million for the three months ended March 31, 2004. Through September 26, 2004 we paid this affiliate a fixed and variable fee for providing this service based on advertising sales cash flow growth.

Due To Affiliates

As of March 31, 2005 and December 31, 2004, we owed Insight LP, certain amounts comprised primarily of incurred but unpaid management fees, calculated as approximately 3% of revenues, and accrued interest related to our $100.0 million note payable to Insight Inc.

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

In May 2003, the federal court granted us summary judgment and dismissed six of Knology’s 11 claims. The court granted summary judgment to Knology on three claims, two of which resulted in permanently enjoining enforcement of the automatic suspension provision of Knology’s franchise agreement and did not involve damages. The third such claim was for violation of Knology’s first amendment rights, which was to proceed to trial solely on the issue of damages, and could have resulted in an award of legal fees and court costs specific to such claim if upheld. The remaining undecided claims related to allegations of anticompetitive conduct arising from the state court lawsuit and were to proceed to trial on

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Commitments and Contingencies (continued)

the merits. In August 2003, the court agreed, in part, with our Motion for Reconsideration, that the stay provision provides no justification for an injunction since the language was severed. Further, the court granted our Motion to Certify Questions for an Immediate Appeal to the Sixth Circuit Court of Appeals. The Sixth Circuit Court of Appeals granted our Motion to Certify, and ruled in our favor overturning the trial court’s rulings in favor of Knology. The Sixth Circuit found that our right to file the state court lawsuit against the City was protected and thus we were immune from liability arising from that lawsuit. Knology filed a motion for an en banc review by the Sixth Circuit which was denied in March 2005. The matter has returned to the trial court for final rulings consistent with the Sixth Circuit opinion.

We are subject to various legal proceedings that arise in the ordinary course of business. While it is impossible to determine with certainty the ultimate outcome of these matters, it is our opinion that the resolution of these matters will not have a material adverse affect on our consolidated financial condition.

INSIGHT CAPITAL, INC.

BALANCE SHEETS

(in thousands)

	March 31, 2005	December 31, 2004
	unaudited
Assets
Cash	$1	$1
Deferred financing costs, net of accumulated amortization of $9,732 and $9,081 as of March 31, 2005 and December 31, 2004	13,048	13,700

Total assets	$13,049	$13,701

Liabilities and shareholder deficit
Accrued interest	$27,562	$20,409

Total current liabilities	27,562	20,409

Senior notes, to be paid by Insight Midwest, LP	1,014,191	1,014,110

Total liabilities	1,041,753	1,034,519

Shareholder deficit:
Common stock; $.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Paid-in-capital	1	1
In-substance allocation of proceeds related to senior notes to be paid by Insight Midwest	(616,535)	(635,304)
Accumulated deficit	(412,170)	(385,515)

Total shareholder deficit	(1,028,704)	(1,020,818)

Total liabilities and shareholder deficit	$13,049	$13,701

See accompanying notes

INSIGHT CAPITAL, INC.

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2005	2004
Expenses:
Amortization	$(652)	$(652)
Interest expense	(26,003)	(25,995)

Net loss	$(26,655)	$(26,647)

See accompanying notes

INSIGHT CAPITAL, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:

Net loss	$(26,655)	$(26,647)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of discount on notes	81	73
Amortization	652	652
Interest expense assumed by affiliate	25,922	25,922

Net cash provided by operating activities	—	—

Net increase in cash	—	—
Cash, beginning of period	1	1

Cash, end of period	$1	$1

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

In management’s opinion, the financial statements reflect all adjustments considered necessary for a fair presentation of the statement of financial position as of the interim dates presented. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2004, as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Examples of these risks include our history and expectation of future net losses, our substantial debt, changes in laws and regulations, increasing programming costs and competition. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this quarterly report could have a material adverse effect on our business, operating results and financial condition. We assume no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

Recent Developments

On March 7, 2005, we received a proposal from Sidney R. Knafel and Michael Willner, together with certain related and other parties, and The Carlyle Group to acquire all of our outstanding, publicly-held Class A common stock. Our Board of Directors has appointed a special committee of independent directors to review this proposal. The special committee has retained Citigroup Global Markets, Inc. and Evercore Partners as its financial advisors and Skadden, Arps, Slate, Meagher & Flom LLP as its legal advisor in connection with its review.

Overview

Our revenues are earned from customer fees for cable television video services including basic, classic, premium, digital and pay-per-view services and ancillary services, such as rental of converters, remote control devices and installations. In addition, we earn revenues from providing high-speed Internet services, selling advertising, providing telephone services, and commissions for products sold through home shopping networks.

Some of the principal reasons for our net losses through March 31, 2005 include depreciation and amortization associated with capital expenditures for the construction, expansion and maintenance of our systems, and interest costs on borrowed money. We expect to continue to report net losses for the foreseeable future. We cannot predict what impact, if any, continued losses will have on our ability to finance our operations in the future.

The following table is derived from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Revenue	$269,327	$238,084
Operating costs and expenses:
Programming and other operating costs	98,998	87,491
Selling, general and administrative	57,203	44,074
Management Fees	8,098	7,003
Depreciation and amortization	59,684	56,989

Total operating costs and expenses	223,983	195,557

Operating income	45,344	42,527
Interest expense	48,341	44,356
Net income (loss)	(2,800)	241
Net cash provided by operating activities	71,927	94,865
Net cash used in investing activities	37,515	43,064
Net cash used in financing activities	20,875	15,563
Capital expenditures	37,515	43,444

Use of Operating Income before Depreciation and Amortization and Free Cash Flow

We utilize Operating Income before Depreciation and Amortization, among other measures, to evaluate the performance of our businesses. Operating Income before Depreciation and Amortization is considered an important indicator of the operational strength of our businesses and is a component of our annual compensation programs. In addition, our debt agreements use Operating Income before Depreciation and Amortization, adjusted for certain non-recurring items, in our leverage and other covenant calculations. We also use this measure to determine how we will allocate resources and capital. Our management finds this measure helpful because it captures all of the revenue and ongoing operating expenses of our businesses and therefore provides a means to directly evaluate the ability of our business operations to generate returns and to compare operating capabilities across our businesses. This measure is also used by equity and fixed income research analysts in their reports to investors evaluating our businesses and other companies in the cable television industry. We believe Operating Income before Depreciation and Amortization is useful to investors because it enables them to assess our performance in a manner similar to the methods used by our management and provides a measure that can be used to analyze, value and compare companies in the cable television industry, which may have different depreciation and amortization policies.

A limitation of Operating Income before Depreciation and Amortization, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses. Management evaluates the costs of such tangible and intangible assets through other financial measures such as capital expenditures, investment spending and Free Cash Flow. Management also evaluates the costs of capitalized tangible and intangible assets by analyzing returns provided on the capital dollars deployed. Another limitation of Operating Income before Depreciation and Amortization is that it does not reflect income net of interest expense, which is a significant expense for us because of the substantial debt we incurred to acquire cable television systems and finance capital expenditures to upgrade our cable network. Management evaluates the impact of interest expense through measures including interest expense, Free Cash Flow, the returns analysis discussed above and debt service covenant ratios under our credit facility.

Free Cash Flow is net cash provided by operating activities (as defined by accounting principles generally accepted in the United States) less capital expenditures. Free Cash Flow is considered to be an important indicator of our liquidity, including our ability to repay indebtedness. We believe Free Cash Flow is useful for investors because it enables them to assess our ability to service our debt and to fund continued growth with internally generated funds in a manner similar to the methods used by our management, and provides a measure that can be used to analyze, value and compare companies in the cable television industry.

Both Operating Income before Depreciation and Amortization and Free Cash Flow should be considered in addition to, not as a substitute for, Operating Income, Net Income and various cash flow measures (e.g., Net Cash Provided by Operating Activities), as well as other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States.

Reconciliation of Net Income (Loss) to Operating Income before Depreciation and Amortization

The following table reconciles Net Income (Loss) to Operating Income before Depreciation and Amortization. In addition, the table provides the components from Net Income (Loss) to Operating Income for purposes of the discussions that follow.

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Net Income (Loss)	$(2,800)	$241
Other income (expense):
Other	92	2,014
Interest income	105	56
Interest expense	(48,341)	(44,356)

Total other expense, net	48,144	42,286

Operating income	45,344	42,527
Depreciation and amortization	59,684	56,989

Operating Income before Depreciation and Amortization	$105,028	$99,516

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow

The following table provides a reconciliation from net cash provided by operating activities to Free Cash Flow. In addition, the table provides the components from net cash provided by operating activities to operating income for purposes of the discussions that follow.

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Operating income	$45,344	$42,527
Depreciation and amortization	59,684	56,989

Operating Income before Depreciation and Amortization	105,028	99,516
Changes in working capital accounts(1)	4,981	12,213
Cash paid for interest(2)	(38,082)	(16,864)

Net cash provided by operating activities	71,927	94,865
Capital expenditures	(37,515)	(43,444)

Free Cash Flow	$34,412	$51,421

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenue for the three months ended March 31, 2005 totaled $269.3 million, an increase of 13% over the prior year, due primarily to customer gains in high-speed Internet and digital services, as well as basic rate increases. High-speed Internet service revenue increased 46% over the prior year, primarily due to an increased customer base. We added a net 37,300 high-speed Internet customers during the quarter to end at 367,800 customers. Basic cable service revenue increased 6%, due to basic rate increases partially offset by customer losses. Our loss in basic customers resulted primarily from greater competitive pressures by Direct Broadcast Satellite (“DBS”) service providers, including the effects of recent “local-to-local” launches and bundled offers with Digital Subscriber Line (“DSL”) providers. To reverse this trend, we are increasing our customer retention efforts by emphasizing bundling, enhancing and differentiating our video services and providing video-on-demand, high definition television and digital video recorders. We are also continuing our focus on improving customer service through quicker response times, increased education of our product offerings and increased spending on marketing and sales efforts. In addition, digital service revenue increased 13% over the prior year, primarily due to an increased customer base. We added a net 7,700 digital customers during the quarter to end at 459,000 customers.

(1)	Changes in working capital accounts are based on the net cash changes in current assets and current liabilities, excluding charges related to interest and taxes and other non-cash expenses.
(2)	Includes bond interest payments due April 1, 2005 that were made on March 31, 2005. Had the payments been made on April 1, 2005, Free Cash Flow for the three months ended March 31, 2005 would have been $53,181. Second quarter 2005 cash interest will be lower than second quarter 2004 because it will not include this interest payment.

Revenue by service offering were as follows for the three months ended March 31 (dollars in thousands):

	Revenue by Service Offering
	Three Months Ended March 31, 2005	% of Total Revenue	Three Months Ended March 31, 2004	% of Total Revenue	% Change in Revenue
Basic	$147,632	54.8%	$139,005	58.4%	6.2%
High-Speed Internet	42,113	15.6%	28,940	12.2%	45.5%
Digital	26,761	9.9%	23,721	10.0%	12.8%
Advertising	16,988	6.3%	13,987	5.9%	21.5%
Premium	14,344	5.3%	14,906	6.3%	(3.8)%
Telephone	7,732	2.9%	3,758	1.5%	105.7%
Franchise fees	7,420	2.8%	7,008	2.9%	5.9%
Other	6,337	2.4%	6,759	2.8%	(6.2)%

Total	$269,327	100.0%	$238,084	100.0%	13.1%

Total Customer Relationships were approximately 1,327,100 as of March 31, 2005 compared to 1,336,300 as of March 31, 2004. Total Customer Relationships represent the number of customers who receive one or more of our products (i.e. basic cable, high-speed Internet or telephone) without regard to which product they purchase. Revenue Generating Units (“RGUs”), which represent the sum of basic, digital, high-speed Internet and telephone customers, as of March 31, 2005 increased 7% as compared to March 31, 2004. RGUs by category were as follows (in thousands):

	March 31, 2005	March 31, 2004
Basic	1,271.4	1,297.9
Digital	459.0	418.4
High-speed Internet	367.8	258.0
Telephone	68.6	60.1

Total RGUs	2,166.8	2,034.4

Average monthly revenue per basic customer was $70.58 for the three months ended March 31, 2005, compared to $61.25 for the three months ended March 31, 2004 primarily reflecting the continued growth of our high-speed Internet and digital product offerings in all markets as well as basic rate increases. In addition, telephone revenues for the three months ended March 31, 2005 reflect service revenues earned from our customers compared to the three months ended March 31, 2004 which reflected revenues billed to Comcast under our previous contractual arrangement that was terminated effective December 31, 2004. Also included in telephone revenues for the three months ended March 31, 2005 is the continued amortization of installation revenues under our previous arrangement with Comcast in the amount of $834,000.

Programming and other operating costs increased $11.5 million or 13%. Programming costs increased primarily as a result of increases in programming rates. Other operating costs increased primarily as a result of increases in technical salaries and benefits for new and existing employees, in addition to decreased capitalized labor costs due to the continued transition from upgrade and new connect activities to maintenance and reconnect activities. Other operating costs increased as a result of costs of sales associated with our telephone product that were previously paid by Comcast. Despite an increase of approximately 110,000 high-speed Internet customers, high-speed Internet service provider costs decreased due to more favorable per customer charges under a new agreement with our Internet service provider. However, as we continue to add high-speed Internet customers, we expect out Internet service provider costs to increase.

Selling, general and administrative expenses increased $13.1 million or 30%, primarily due to increased payroll and payroll related costs, including salary increases for existing employees, increased headcount and increases in health insurance costs. Marketing expenses increased to support the continued roll out of high-speed Internet, digital and telephone products, and to maintain our core video customer base. Marketing support funds (recorded as a reduction to selling, general and administrative expenses) decreased over the prior year’s quarter. A decrease in expenses previously allocated to Comcast, under our prior agreement to manage certain Comcast systems, also contributed to the increase in selling, general and administrative expenses. As this agreement was terminated effective July 31, 2004, the period ended March 31, 2005 does not include any of these expense allocations. Some cost savings have been realized upon termination of the management agreement, and the impact of certain of these savings is reflected in programming and other operating costs.

Management fees increased $1.1 million or 16% to $8.1 million for the three months ended March 31, 2005 from $7.0 million for the three months ended Mach 31, 2004. Management fees, equal to approximately 3% of revenues, are paid to Insight LP.

Depreciation and amortization expense increased $2.7 million or 5% primarily as a result of additional capital expenditures through March 31, 2005. These expenditures chiefly constituted network extensions, capitalized payroll, upgrades to our headends and purchases of customer premise equipment, all of which we consider necessary in order to continue to maintain and grow our customer base and expand our service offerings. Partially offsetting this increase was a decrease in depreciation expense related to certain assets that have become fully depreciated since March 31, 2004.

As a result of the factors discussed above, Operating Income before Depreciation and Amortization increased $5.5 million, or 6%.

Interest expense increased $4.0 million or 9% primarily due to higher interest rates, which averaged 7.46% for the three months ended March 31, 2005 as compared to 6.66% for the three months ended March 31, 2004.

Liquidity and Capital Resources

Our business requires cash for operations, debt service, capital expenditures and acquisitions. The cable television business has substantial ongoing capital requirements for the construction, expansion and maintenance of its broadband networks and provision of new services. In the past, expenditures have been made for various purposes including the upgrade of our existing cable network, and in the future will be made for network extensions, installation of new services, converters and, to a lesser extent, network upgrades. Historically, we have been able to meet our cash requirements with cash flow from operations, borrowings under our credit facilities and issuances of private and public debt and equity.

Cash provided by operations for the three months ended March 31, 2005 and 2004 was $71.9 million and $94.9 million. The decrease was primarily attributable to the timing of cash receipts and payments related to our working capital accounts.

Cash used in investing activities for the three months ended March 31, 2005 and 2004 was $37.5 million and $43.1 million. The decrease was attributable to a reduction in amounts spent on capital expenditures.

Cash used in financing activities for the three months ended March 31, 2005 and 2004 was $20.9 million and $15.6 million. The increase was attributable to an increase in amortization payments of our credit facility.

For the three months ended March 31, 2005 and 2004 we spent $37.5 million and $43.4 million on capital expenditures. These expenditures principally constituted network extensions, upgrades to our headends, purchases of customer premise equipment and capitalized labor, all of which is considered necessary in order to maintain our existing network, to grow our customer base and expand our service offerings.

Free Cash Flow for the three months ended March 31, 2005 totaled $34.4 million compared to $51.4 million for the three months ended March 31, 2004. The decrease was primarily driven by the following:

•	A $21.2 million increase in cash interest expense primarily driven by a bond interest payment made in the first quarter of 2005 that for 2004, was made in the second quarter; and

•	A $5.0 million source of Free Cash Flow for the three months ended March 31, 2005 compared to a $12.2 million source for the three months ended March 31, 2004 from changes in working capital accounts.

The decrease was partially offset by an increase in operating income before depreciation and amortization of $5.5 million and a decrease in capital expenditures of $5.9 million.

While we expect to continue to use Free Cash Flow to repay our indebtedness, interest rates have begun to increase, which will likely result in higher interest costs in the near future.

We have a substantial amount of debt. Our high level of debt could have important consequences for you. Our principal source of cash we need to pay our obligations and to repay the principal amount of our debt obligations is the cash that our subsidiaries generate from their operations and their borrowings. We believe that the Insight Midwest Holdings credit facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan. We had the ability to draw upon $318.6 million of unused availability under the Insight Midwest Holdings credit facility as of March 31, 2005 to fund any shortfall resulting from the inability of our cash from operations to fund our capital expenditures, meet our debt service requirements or otherwise fund our operations.

The following table summarizes our contractual obligations and commitments, excluding interest and commitments for programming, as of March 31, 2005, including periods in which the related payments are due (in thousands):

	Contractual Obligations
	Long-Term Debt	Operating Leases	Total
2005	$62,625	$2,234	$64,859
2006	83,500	2,385	85,885
2007	83,500	1,419	84,919
2008	104,750	1,011	105,761
2009	1,517,500	695	1,518,195
Thereafter	730,000	1,373	731,373

Total cash obligations	$2,581,875	$9,117	$2,590,992

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

In July 2003, we entered into three interest rate swap agreements whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 8.3%, on $185.0 million notional value of debt. These agreements expire November 1, 2005. We recorded a loss on these swaps of $233,000 for the three months ended March 31, 2005, which is included in other expense. The cost, if terminated, of this swap as of March 31, 2005 and December 31, 2004 was $1.1 million and $364,000. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense for these three swaps by approximately $1.9 million.

In December 2003, we entered into an interest rate swap agreement whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 5.9%, on $130.0 million notional value of debt. This agreement expires November 1, 2010. This swap has been determined to be perfectly effective in hedging against fluctuations in the fair value of the underlying debt. As such, changes in the fair value of the underlying debt equally offset changes in the value of the interest rate swap in our consolidated statements of operations. The fair value (cost if terminated) of this swap as of March 31, 2005 and December 31, 2004 was $(2.2) million and $519,000 and has been recorded in other non-current assets (liabilities) and as an adjustment to the carrying value of debt. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense for this swap by approximately $1.3 million.

The aggregate fair market value and aggregate carrying value of our 9¾% and 10½% senior notes was $1.1 billion and $1.0 billion as of March 31, 2005. The fair market value of our credit facility borrowings approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest. As of March 31, 2005, the cost, if terminated, of our interest rate swap agreements was approximately $4.5 million and is reflected in our financial statements as other non-current liabilities. Changes in the fair value of our interest rate swaps are either recognized in income or in partners’ capital as a component of other comprehensive income (loss) depending upon the type of swap and whether it qualifies for hedge accounting.

Item 4. Controls and Procedures

Insight Midwest’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of March 31, 2005. Based upon that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that (i) Insight Midwest’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (ii) Insight Midwest’s disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to Insight Midwest’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has not been any change in its internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Insight Capital’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of March 31, 2005. Based upon that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that (i) Insight Capital’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (ii) Insight Capital’s disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to Insight Midwest’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has not been any change in its internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Date: May 16, 2005	INSIGHT MIDWEST, L.P.

	By:	/s/ John Abbot
John Abbot
Senior Vice President and Chief
Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2005	INSIGHT CAPITAL, INC.

	By:	/s/ John Abbot
John Abbot
Senior Vice President and Chief
Financial Officer
(Principal Financial Officer)