Form 10-Q
period 2005-06-30
INSIGHT CAPITAL INC; INSIGHT MIDWEST LP
filed 2005-08-12
CIK 1110456, 1110458

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

Commission file numbers     333-33540

                                                     333-33540-1

INSIGHT MIDWEST, L.P.

INSIGHT CAPITAL, INC.

(Exact name of registrants as specified in their charters)

Delaware Delaware	13-4079232 13-4079679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

810 7th Avenue New York, New York	10019
(Address of principal executive offices)	(Zip code)

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

INSIGHT MIDWEST, LP

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Cash and cash equivalents	$75,437	$72,476
Investments	5,408	4,100
Trade accounts receivable, net of allowance for doubtful accounts of $1,273 and $1,050 as of June 30, 2005 and December 31, 2004	24,197	31,352
Launch funds receivable	555	2,749
Prepaid expenses and other current assets	15,555	9,300

Total current assets	121,152	119,977

Fixed assets, net	1,102,362	1,130,600
Goodwill	14,684	14,684
Franchise costs	2,357,535	2,357,535
Deferred financing costs, net of accumulated amortization of $17,362 and $15,170 as of June 30, 2005 and December 31, 2004	20,584	22,776
Other non-current assets	1,887	1,843

Total assets	$3,618,204	$3,647,415

Liabilities and partners’ capital
Accounts payable	$38,755	$27,147
Accrued expenses and other current liabilities	32,948	36,092
Accrued property taxes	11,592	13,049
Accrued programming costs (inclusive of $38,872 and $36,838 due to related parties as of June 30, 2005 and December 31, 2004)	55,143	51,328
Deferred revenue	6,293	8,996
Interest payable	20,685	20,643
Debt – current portion	83,500	83,500
Due to affiliates	53,144	55,177

Total current liabilities	302,060	295,932

Deferred revenue	2,180	2,904
Debt	2,477,423	2,518,879
Other non-current liabilities	1,266	2,078

Partners’ capital:
Partners’ accumulated capital	835,275	827,622

Total partners’ capital	835,275	827,622

Total liabilities and partners’ capital	$3,618,204	$3,647,415

See accompanying notes

INSIGHT MIDWEST, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue	$279,278	$249,952	$548,605	$488,036

Operating costs and expenses:
Programming and other operating costs (exclusive of depreciation and amortization) (inclusive of $39,176 and $80,675 and $36,734 and $73,479 of programming expense incurred through related parties for the three and six months ended June 30, 2005 and 2004)	93,445	88,513	192,443	176,004
Selling, general and administrative	58,468	48,757	115,671	92,831
Management fees	8,361	7,323	16,459	14,326
Depreciation and amortization	59,952	58,959	119,636	115,948

Total operating costs and expenses	220,226	203,552	444,209	399,109

Operating income	59,052	46,400	104,396	88,927

Other income (expense):
Interest expense	(49,763)	(44,769)	(98,104)	(89,125)
Interest income	565	27	670	83
Other income (expense)	599	(3,340)	691	(1,326)

Total other expense, net	(48,599)	(48,082)	(96,743)	(90,368)

Net income (loss)	$10,453	$(1,682)	$7,653	$(1,441)

See accompanying notes

INSIGHT MIDWEST, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2005	2004
Operating activities:

Net income (loss)	$7,653	$(1,441)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	119,636	115,948
Provision for losses on trade accounts receivable	8,220	8,070
Amortization of note discount	162	148
(Gain) loss on interest rate swaps	(812)	1,235
Changes in operating assets and liabilities:
Trade accounts receivable	(1,065)	(2,706)
Launch funds receivable	2,194	4,693
Prepaid expenses and other assets	(6,351)	1,808
Accounts payable	11,608	(9,524)
Accrued expenses and other liabilities	(6,072)	15,929

Net cash provided by operating activities	135,173	134,160

Investing activities:
Purchase of fixed assets	(90,112)	(82,232)
Sale of fixed assets	957	892
Purchase of investments	(1,307)	—

Net cash used in investing activities	(90,462)	(81,340)

Financing activities:
Net repayments under credit facilities	(41,750)	(37,125)
Debt issuance costs	—	(10)

Net cash used in financing activities	(41,750)	(37,135)

Net increase in cash and cash equivalents	2,961	15,685
Cash and cash equivalents, beginning of period	72,476	22,679

Cash and cash equivalents, end of period	$75,437	$38,364

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

Through our wholly owned operating subsidiaries, Insight Communications Midwest, LLC (“Insight Communications Midwest”), Insight Communications of Central Ohio, LLC (“Insight Ohio”) and Insight Kentucky Partners II, L.P. (“Insight Kentucky”), we own and operate cable television systems in Indiana, Kentucky, Ohio, and Illinois which passed approximately 2.4 million homes and served approximately 1.3 million customers as of June 30, 2005.

The accompanying consolidated financial statements include the accounts of Insight Midwest Holdings, LLC, our wholly-owned subsidiary which owns 100% of the outstanding equity of our operating subsidiaries and Insight Capital, Inc., our wholly-owned subsidiary and co-issuer or our senior notes, which allows certain investors the ability to be holders of the debt.

On July 28, 2005, Insight Inc. entered into a definitive merger agreement providing for Insight Acquisition Corp. to acquire all of Insight Inc.’s publicly held shares. See Subsequent Events Note 10.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or any other interim period.

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections. SFAS No. 154 requires retrospective application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. This Statement also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle and requires retrospective application to prior period financial statements. SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning in 2007.

4. Fixed Assets

Fixed assets consisted of:

	June 30, 2005	December 31, 2004
	(unaudited)
	(in thousands)
Land, buildings and improvements	$35,249	$35,649
Cable system equipment	2,244,025	2,155,193
Furniture, fixtures and office equipment	18,411	17,867

	2,297,685	2,208,709
Less accumulated depreciation and amortization	(1,195,323)	(1,078,109)

Total fixed assets, net	$1,102,362	$1,130,600

We recorded depreciation expense of $58.8 million and $117.4 million for the three and six months ended June 30, 2005 and $57.8 million and $113.7 million for the three and six months ended June 30, 2004.

5. Debt

	June 30, 2005	December 31, 2004
	(unaudited)
	(in thousands)
Note payable to Insight Inc.	$100,000	$100,000
Insight Midwest Holdings Credit Facility	1,446,000	1,487,750
Insight Midwest 9¾% Senior Notes	385,000	385,000
Insight Midwest 10½% Senior Notes	630,000	630,000

	2,561,000	2,602,750
Net unamortized discount/premium on notes	(728)	(890)
Market value of interest rate swaps	651	519

Total debt	$2,560,923	$2,602,379

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Debt (continued)

Insight Midwest Holdings $1.975 Billion Credit Facility

Our wholly owned subsidiary, Insight Midwest Holdings, LLC, serves as borrower under a $1.975 billion credit facility. On March 28, 2002, we loaned $100.0 million to Insight Midwest. The loan bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments. Insight Midwest Holdings is permitted under the credit facility to make distributions to us for the purpose of repaying this loan, including accrued interest, provided that there are no defaults existing under the credit facility. As of June 30, 2005 and 2004, the balance of the $100.0 million loan, including accrued interest, was $133.0 million and $127.0 million.

On June 27, 2005 Insight Inc. announced plans to refinance the existing $1.1 billion Term B loan under Insight Midwest’s credit facility. The refinancing was completed on July 21, 2005. See Subsequent Events Note 10.

Debt Principal Payments

As of June 30, 2005, principal payments required on our debt were as follows (in thousands):

2005	$41,750
2006	83,500
2007	83,500
2008	104,750
2009	1,517,500
Thereafter	730,000

Total	$2,561,000

6. Derivative Instruments

We enter into derivative instruments, typically interest-rate swap agreements, to modify the interest characteristics of our outstanding debt to either a floating or fixed rate basis. These agreements involve fixed rate interest payments in exchange for floating rate interest receipts, known as cash flow hedges, and floating rate interest payments in exchange for fixed rate interest receipts, known as fair value hedges, over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense related to the debt. The related amount payable or receivable is included in other non-current liabilities or assets.

Gains and losses related to cash flow hedges that are determined to be effective hedges are recorded as accumulated other comprehensive income or loss in the accompanying consolidated balance sheets. Gains and losses related to fair value hedges that are determined to be effective hedges are recorded in the consolidated statements of operations as an adjustment to the swap instrument and an equal and offsetting adjustment to the carrying value of the underlying debt. Gains and losses related to interest rate swaps that are determined not to be effective hedges and do not qualify for hedge accounting are recorded in our consolidated statements of operations as other income or expense.

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Derivative Instruments (continued)

Fair Value Hedges

In July 2003, we entered into three interest rate swap agreements whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 8.3%, on $185.0 million notional value of debt. These agreements expire November 1, 2005. We recorded a gain on these swaps of $1.1 million and $812,000 for the three and six months ended June 30, 2005 and a loss of $3.0 million and $1.2 million for the three and six months ended June 30, 2004, which is included in other income (expense). As of June 30, 2005 and December 31, 2004, we recorded $486,000 and $364,000 of interest payable related to these agreements. The cost, if terminated, of these agreements was $1.3 million and $2.1 million as of June 30, 2005 and December 31, 2004.

In December 2003, we entered into an interest rate swap agreement whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 5.9%, on $130.0 million notional value of debt. This agreement expires November 1, 2010. This swap has been determined to be perfectly effective in hedging against fluctuations in the fair value of the underlying debt. As such, changes in the fair value of the underlying debt equally offset changes in the value of the interest rate swap in our consolidated statements of operations. The fair value of this swap as of June 30, 2005 and December 31, 2004 was $650,000 and $519,000, and has been recorded in other non-current assets and as an adjustment to the carrying value of debt.

7. Comprehensive Income (Loss)

We record the effective portion of certain derivatives’ gains or losses as accumulated other comprehensive income or loss in the accompanying consolidated balance sheets.

The following is a reconciliation of net income (loss) to comprehensive income (loss) (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Net income (loss)	$10,453	$(1,682)	$7,653	$(1,441)
Unrealized gain on interest rate swaps	—	1,462	—	2,807

Comprehensive income (loss)	$10,453	$(220)	$7,653	$1,366

8. Related Party Transactions

Managed Systems

On March 17, 2000, Insight LP entered into a management agreement with Comcast of Montana/Indiana/Kentucky/Ohio (“Comcast”) (formerly known as InterMedia Partners Southeast), an affiliate of Comcast Cable, to provide management services to cable television systems owned by Comcast. Certain of our employees operate these managed systems. Overhead costs incurred by us were allocated ratably and charged to

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Related Party Transactions (continued)

them on a monthly basis. Effective July 31, 2004, the management agreement was terminated by mutual agreement.

Programming

We purchase the majority of our programming through affiliates of Comcast Cable. Charges for such programming, including a 1½% administrative fee, were approximately $39.2 million and $80.7 million for the three and six months ended June 30, 2005 and approximately $36.7 million and $73.5 million for the three and six months ended June 30, 2004. As of June 30, 2005 and December 31, 2004, approximately $38.9 million and $36.8 million, of accrued programming costs were due to affiliates of Comcast Cable. We believe that the programming rates charged through these affiliates are lower than those available from independent parties.

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

On December 31, 2004, we acquired the telephone business conducted by Comcast Cable in the markets served under our joint operating agreement and terminated the joint operating agreement. Subsequent to December 31, 2004, we no longer earn revenue from the services described above, but rather we record the continued amortization of installation fee revenue and revenues earned directly from our customers for providing telephone and telephone related services.

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

We earned advertising revenues through this affiliate of approximately $5.1 million and $9.1 million for the three and six months ended June 30, 2004. Through September 26, 2004 we paid this affiliate a fixed and variable fee for providing this service based on advertising sales cash flow growth.

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Related Party Transactions (continued)

Due To Affiliates

As of June 30, 2005 and December 31, 2004, we owed Insight LP, certain amounts comprised primarily of incurred but unpaid management fees, calculated as approximately 3% of revenues, accrued interest related to our $100.0 million note payable to Insight Inc. and other operational expenses.

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

In May 2003, the federal court granted us summary judgment and dismissed six of Knology’s 11 claims. The court granted summary judgment to Knology on three claims, two of which resulted in permanently enjoining enforcement of the automatic suspension provision of Knology’s franchise agreement and did not involve damages. The third such claim was for violation of Knology’s first amendment rights, which was to proceed to trial solely on the issue of damages, and could have resulted in an award of legal fees and court costs specific to such claim if upheld. The remaining undecided claims related to allegations of anticompetitive conduct arising from the state court lawsuit and were to proceed to trial on the merits. In August 2003, the court agreed, in part, with our Motion for Reconsideration, that the stay provision provides no justification for an injunction since the language was severed. Further, the court granted our Motion to Certify Questions for an Immediate Appeal to the Sixth Circuit Court of Appeals. The Sixth Circuit Court of Appeals granted our Motion to Certify, and ruled in our favor overturning the trial court’s rulings in favor of Knology. The Sixth Circuit found that our right to file the state court lawsuit against the City was protected and thus we were immune from liability arising from that

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Commitments and Contingencies (continued)

lawsuit. Knology filed a motion for an en banc review by the Sixth Circuit which was denied in March 2005. The matter has returned to the trial court for final rulings consistent with the Sixth Circuit opinion.

We are subject to various legal proceedings that arise in the ordinary course of business. While it is impossible to determine with certainty the ultimate outcome of these matters, it is our opinion that the resolution of these matters will not have a material adverse affect on our consolidated financial condition.

10. Subsequent Events

On July 21, 2005 we completed a refinancing of the existing $1.1 billion Term B loan facility under the Insight Midwest Credit Agreement which reduced the applicable margins for LIBOR rate borrowings and raised the maximum total leverage ratio covenant.

On July 28, 2005, Insight Inc. entered into a definitive merger agreement providing for Insight Acquisition Corp. to acquire all of Insight Inc.’s publicly held shares. Under the terms of the agreement, Insight Inc.’s public shareholders would receive $11.75 per share in cash.

Insight Acquisition Corp., the acquiring entity, was organized by Insight Inc.’s co-founders Sidney R. Knafel and Michael S. Willner and affiliates of The Carlyle Group in order to effect the transactions contemplated by the merger agreement.

Consummation of the transaction is subject to certain conditions, including (i) approval of the merger agreement and merger by holders of a majority of the outstanding shares of Insight Inc.’s Class A common stock not held by Insight Acquisition Corp., its affiliates or Insight Inc.’s officers and directors and (ii) termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

INSIGHT CAPITAL, INC.

BALANCE SHEETS

(in thousands)

	June 30, 2005	December 31, 2004
	unaudited
Assets
Cash	$1	$1
Deferred financing costs, net of accumulated amortization of $10,384 and $9,081 as of June 30, 2005 and December 31, 2004	12,396	13,700

Total assets	$12,397	$13,701

Liabilities and shareholder deficit
Accrued interest	$20,409	$20,409

Total current liabilities	20,409	20,409

Senior notes, to be paid by Insight Midwest, LP	1,014,273	1,014,110

Total liabilities	1,034,682	1,034,519

Shareholder deficit:
Common stock; $.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Paid-in-capital	1	1
In-substance allocation of proceeds related to senior notes to be paid by Insight Midwest	(583,460)	(635,304)
Accumulated deficit	(438,826)	(385,515)

Total shareholder deficit	(1,022,285)	(1,020,818)

Total liabilities and shareholder deficit	$12,397	$13,701

See accompanying notes

INSIGHT CAPITAL, INC.

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Expenses:

Amortization	$(652)	$(652)	$(1,304)	$(1,304)
Interest	(26,004)	(25,997)	(52,007)	(51,992)

Net loss	$(26,656)	$(26,649)	$(53,311)	$(53,296)

See accompanying notes

INSIGHT CAPITAL, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months Ended June 30,
	2005	2004
Cash flows from operating activities:

Net loss	$(53,311)	$(53,296)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of discount on notes	163	148
Amortization	1,304	1,304
Interest expense assumed by affiliate	51,844	51,844

Net cash provided by operating activities	—	—

Net increase in cash	—	—
Cash, beginning of period	1	1

Cash, end of period	$1	$1

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

Recent Developments

On July 28, 2005, Insight Inc. entered into a definitive merger agreement providing for Insight Acquisition Corp. to acquire all of Insight Inc.’s publicly held shares. Under the terms of the agreement, Insight Inc.’s public shareholders would receive $11.75 per share in cash.

Insight Acquisition Corp., the acquiring entity, was organized by Insight Inc.’s co-founders Sidney R. Knafel and Michael S. Willner and affiliates of The Carlyle Group in order to effect the transactions contemplated by the merger agreement.

Consummation of the transaction is subject to certain conditions, including (i) approval of the merger agreement and merger by holders of a majority of the outstanding shares of Insight Inc.’s Class A common stock not held by Insight Acquisition Corp., its affiliates or Insight Inc.’s officers and directors and (ii) termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

Overview

Our revenues are earned from customer fees for cable television video services including basic, classic, premium, digital and pay-per-view services and ancillary services, such as rental of converters, remote control devices and installations. In addition, we earn revenues from providing high-speed Internet services, selling advertising, providing telephone services and commissions for products sold through home shopping networks.

Some of the principle reasons for our net losses through June 30, 2005 include depreciation and amortization associated with capital expenditures for the construction, expansion and maintenance of our systems, and interest costs on borrowed money. We expect to continue to report net losses for the foreseeable future. We cannot predict what impact, if any, continued losses will have on our ability to finance our operations in the future.

The following table is derived from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Revenue	$279,278	$249,952	$548,605	$488,036
Operating costs and expenses:
Programming and other operating costs	93,445	88,513	192,443	176,004
Selling, general and administrative	58,468	48,757	115,671	92,831
Management fees	8,361	7,323	16,459	14,326
Depreciation and amortization	59,952	58,959	119,636	115,948

Total operating costs and expenses	220,226	203,552	444,209	399,109

Operating income	59,052	46,400	104,396	88,927
Interest expense	49,763	44,769	98,104	89,125
Net income (loss)	10,453	(1,682)	7,653	(1,441)
Net cash provided by operating activities	63,246	39,295	135,173	134,160
Net cash used in investing activities	52,947	38,276	90,462	81,340
Net cash used in financing activities	20,875	21,572	41,750	37,135
Capital expenditures	52,597	38,788	90,112	82,232

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Net Income (Loss)	$10,453	$(1,682)	$7,653	$(1,441)
Other income (expense):
Other	599	(3,340)	691	(1,326)
Interest income	565	27	670	83
Interest expense	(49,763)	(44,769)	(98,104)	(89,125)

Total other expense, net	48,599	48,082	96,743	90,368

Operating income	59,052	46,400	104,396	88,927
Depreciation and amortization	59,952	58,959	119,636	115,948

Operating Income before Depreciation and Amortization	$119,004	$105,359	$224,032	$204,875

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow

The following table provides a reconciliation from net cash provided by operating activities to Free Cash Flow. In addition, the table provides the components from net cash provided by operating activities to operating income for purposes of the discussions that follow.

	Three Months Ended June 30,			Six Months Ended June 30,
	2005		2004	2005	2004
	(in thousands)
Operating income	$59,052		$46,400	$104,396	$88,927
Depreciation and amortization	59,952		58,959	119,636	115,948

Operating Income before Depreciation and Amortization	119,004		105,359	224,032	204,875
Changes in working capital accounts(1)	(3,029)		(613)	1,952	11,600
Cash paid for interest	(54,036	)(2)	(65,451)	(92,118)	(82,315)

Net cash provided by operating activities	61,939		39,295	133,866	134,160
Capital expenditures	(52,597)		(38,788)	(90,112)	(82,232)

Free Cash Flow	$9,342		$507	$43,754	$51,928

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenue for the three months ended June 30, 2005 totaled $279.3 million, an increase of 12% over the prior year, due primarily to customer gains in our high-speed Internet and digital services, as well as basic rate increases. High-speed Internet service revenue increased 49% over the prior year, primarily due to an increased customer base. We added a net 23,500 high-speed Internet customers during the quarter to end at 391,300 customers. In addition, digital service revenue increased 13% over the prior year, primarily due to an increased customer base. We added a net 1,800 digital customers during the quarter to end at 460,800 customers.

Basic cable service revenue increased 3%, due to basic rate increases partially offset by customer losses. Historically, we experience a seasonal decline in basic customers during the second quarter primarily as a result of students leaving the university communities we serve at the end of the school year. Compounding this loss for the three months ended June 30, 2005, were continued competitive pressures from Direct Broadcast Satellite (“DBS”) service providers, including the continuing effects of earlier “local-to-local” launches and bundled offers with Digital Subscriber Line (“DSL”) providers. To reverse this trend, we are increasing our customer retention efforts by emphasizing bundling, enhancing and differentiating our video services and providing video-on-demand, high definition television and digital video recorders. We are also continuing our focus on improving customer service through quicker response times, increased education of our product offerings and spending on marketing and sales efforts.

(1)	Changes in working capital accounts are based on the net cash changes in current assets and current liabilities, excluding charges related to interest and taxes and other non-cash expenses.
(2)	Excludes bond interest payments due April 1, 2005 that were made on March 31, 2005. Had the payments been made on April 1, 2005, Free Cash Flow for the three months ended June 30, 2005 would have been ($9,427). Cash paid for interest for the three months ended June 30, 2005 is lower than for the three months ended June 30, 2004 because it does not include this interest payment.

Revenue by service offering was as follows for the three months ended June 30 (in thousands):

	Revenue by Service Offering
	Three Months Ended June 30, 2005	% of Total Revenue	Three Months Ended June 30, 2004	% of Total Revenue	% Change in Revenue
Basic	$150,071	53.7%	$145,446	58.2%	3.2%
High-speed Internet	46,318	16.6%	31,095	12.4%	49.0%
Digital	27,838	10.0%	24,679	9.9%	12.8%
Advertising	19,749	7.1%	16,883	6.8%	17.0%
Premium	13,746	4.9%	14,612	5.8%	(5.9)%
Telephone	8,387	3.0%	3,802	1.5%	120.6%
Franchise fees	7,782	2.8%	7,264	2.9%	7.1%
Other	5,387	1.9%	6,171	2.5%	(12.7)%

Total	$279,278	100.0%	$249,952	100.0%	11.7%

Total Customer Relationships were 1,315,400 as of June 30, 2005 compared to 1,324,800 as of June 30, 2004. Total Customer Relationships represent the number of customers who receive one or more of our products (i.e. basic cable, high-speed Internet or telephone) without regard to which product they purchase. Revenue Generating Units (“RGUs”), which represent the sum of basic, digital, high-speed Internet, and telephone customers, as of June 30, 2005 increased 7% as compared to June 30, 2004. RGUs by category were as follows (in thousands):

	June 30, 2005	June 30, 2004
Basic	1,257.2	1,282.4
Digital	460.8	418.2
High-speed Internet	391.3	273.9
Telephone	73.5	61.6

Total RGUs	2,182.8	2,036.1

Average monthly revenue per basic customer was $73.63 for the three months ended June 30, 2005, compared to $64.58 for the three months ended June 30, 2004 primarily reflecting the continued growth of our high-speed Internet and digital product offerings in all markets as well as basic rate increases. In addition, telephone revenues for the three months ended June 30, 2005 reflect service revenues earned from our customers compared to the three months ended June 30, 2004 which reflected revenues billed to Comcast under our previous contractual arrangement that was terminated effective December 31, 2004. Also included in telephone revenues for the three months ended June 30, 2005 is the continued amortization of installation revenues under our previous arrangement with Comcast in the amount of $834,000.

Programming and other operating costs increased $4.9 million or 6%. Total programming costs for our video products decreased for the three months ended June 30, 2005 from the three months ended June 30, 2004. Annual programming rate increases were more than offset by a credit of approximately $6.0 million resulting from favorable resolution of pricing negotiations related to certain prior period programming costs that were accrued at a higher rate than the amount actually paid. Other operating costs increased primarily as a result of increases in technical salaries for new and existing employees, in addition to decreased capitalized labor costs due to the continued transition from upgrade and new connect activities to maintenance and reconnect activities. Other operating costs also increased as a result of cost of sales associated with telephone that were previously paid by Comcast. Despite an increase of 117,000 high-speed Internet customers, high-speed Internet service provider costs decreased due to more favorable per customer charges under an agreement with our Internet service provider entered into in the third quarter of 2004. However, as we continue to add high-speed Internet customers, we expect our Internet service provider costs to increase.

Selling, general and administrative expenses increased $9.7 million or 20%, primarily due to increased payroll and payroll related costs, including annual salary increases for existing employees and increases in health insurance costs. Marketing support funds (recorded as a reduction to selling, general and administrative expenses) decreased over the prior year’s quarter. A decrease in expenses previously allocated to Comcast, under our prior agreement to manage certain Comcast systems, also contributed to the increase in selling, general and administrative expenses. As this agreement was terminated effective July 31, 2004, the period ended June 30, 2005 does not include any of these expense allocations. Some cost savings have been realized upon termination of the management agreement, and the impact of certain of these savings is reflected in programming and other operating costs.

Management fees increased $1.1 million or 14% to $8.4 million for the three months ended June 30, 2005 from $7.3 million for the three months ended June 30, 2004. Management fees, equal to approximately 3% of revenues, are paid to Insight LP.

Depreciation and amortization expense increased $1.0 million or 2% primarily as a result of additional capital expenditures through June 30, 2005. These expenditures were primarily for network extensions, capitalized payroll, upgrades to our headends, telephone equipment and purchases of customer premise equipment, all of which we consider necessary in order to continue to maintain and grow our customer base and expand our service offerings. Partially offsetting this increase was a decrease in depreciation expense related to certain assets that have become fully depreciated since June 30, 2004.

As a result of the factors discussed above, Operating Income before Depreciation and Amortization increased $13.6 million, or 13%.

Interest expense increased $5.0 million or 11% primarily due to higher interest rates, which averaged 7.8% for the three months ended June 30, 2005 as compared to 6.8% for the three months ended June 30, 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenue for the six months ended June 30, 2005 totaled $548.6 million, an increase of 12% over the prior year, due primarily to customer gains in high-speed Internet and digital services, as well as basic rate increases. High-speed Internet service revenue increased 47% over the prior year, primarily due to an increased customer base. We added a net 60,800 high-speed Internet customers during the six months ended June 30, 2005 to end at 391,300 customers. In addition, digital service revenue increased 13% over the prior year, primarily due to an increased customer base. We added a net 9,500 digital customers during the six months ended June 30, 2005 to end at 460,800 customers. Basic cable service revenue increased 5%, due to basic rate increases partially offset by customer losses.

Revenue by service offering was as follows (in thousands):

	Revenue by Service Offering
	Six Months Ended June 30, 2005	% of Total Revenue	Six Months Ended June 30, 2004	% of Total Revenue	% Change in Revenue
Basic	$297,703	54.3%	$284,451	58.3%	4.7%
High-speed Internet	88,431	16.1%	60,035	12.3%	47.3%
Digital	54,599	10.0%	48,400	9.9%	12.8%
Advertising	36,737	6.7%	30,870	6.3%	19.0%
Premium	28,090	5.1%	29,518	6.1%	(4.8)%
Telephone	16,119	2.9%	7,560	1.6%	113.2%
Franchise fees	15,202	2.8%	14,272	2.9%	6.5%
Other	11,724	2.1%	12,930	2.6%	(9.3)%

Total	$548,605	100.0%	$488,036	100.0%	12.4%

Average monthly revenue per basic customer was $72.16 for the six months ended June 30, 2005, compared to $62.99 for the six months ended June 30, 2004 primarily reflecting the continued growth of our high-speed Internet and digital product offerings in all markets as well as basic rate increases.

Programming and other operating costs increased $16.4 million or 9%. Programming costs increased primarily as a result of increased programming rates. These increased costs were partially offset by the favorable finalization of contract resolutions that were accrued at a higher rate than the amount actually paid. Other operating costs increased primarily as a result of increases in technical salaries for new and existing employees, in addition to decreased capitalized labor costs due to the continued transition from upgrade and new connect activities to maintenance and reconnect activities. Other operating costs also increased as a result of cost of sales associated with telephone that were previously paid by Comcast. Despite an increase of 117,000 high-speed Internet customers, high-speed Internet service provider costs decreased due to more favorable per customer charges under an agreement with our Internet service provider entered into in the third quarter of 2004. However, as we continue to add high-speed Internet customers, we expect our Internet service provider costs to increase.

Selling, general and administrative expenses increased $22.8 million or 25%, primarily due to increased payroll and payroll related costs, including annual salary increases for existing employees and increases in health insurance costs. Marketing support funds (recorded as a reduction to selling, general and administrative expenses) decreased over the prior year. A decrease in expenses previously allocated to Comcast, under our prior agreement to manage certain Comcast systems, also contributed to the increase in selling, general and administrative expenses. As this agreement was terminated effective July 31, 2004, the period ended June 30, 2005 does not include any of these expense allocations. Some cost savings have been realized upon termination of the management agreement, and the impact of certain of these savings is reflected in programming and other operating costs.

Management fees increased $2.1 million or 15% to $16.5 million for the six months ended June 30, 2005 from $14.3 million for the six months ended June 30, 2004. Management fees, equal to approximately 3% of revenues, are paid to Insight LP.

Depreciation and amortization expense increased $3.7 million or 3% primarily as a result of additional capital expenditures through June 30, 2005. These expenditures were primarily for network extensions, upgrades to our headends and purchases of customer premise equipment, all of which we consider necessary in order to continue to grow our customer base and expand our service offerings. Partially offsetting this increase was a decrease in depreciation expense related to certain assets that have become fully depreciated since June 30, 2004.

As a result of the factors discussed above, Operating Income before Depreciation and Amortization increased $19.2 million, or 9%.

Interest expense increased $9.0 million or 10% primarily due to higher interest rates, which averaged 7.6% for the six months ended June 30, 2005 as compared to 6.7% for the six months ended June 30, 2004.

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

Cash provided by operations for the six months ended June 30, 2005 and 2004 remained essentially flat at $135.2 million and $134.2 million.

Cash used in investing activities for the six months ended June 30, 2005 and 2004 was $90.5 million and $81.3 million. The increase was due to amounts spent on capital expenditures primarily for the build out of our telephone product.

Cash used in financing activities for the six months ended June 30, 2005 and 2004 was $41.8 million and $37.1 million. The increase is due to greater amortization payments of our credit facility in 2005.

For the six months ended June 30, 2005 and 2004 we spent $90.1 million and $82.2 million in capital expenditures. These expenditures principally constituted network extensions, upgrades to our headends, telephone equipment, purchases of customer premise equipment and capitalized labor, all of which is considered necessary in order to maintain our existing network, to grow our customer base and expand our service offerings.

Free Cash Flow for the six months ended June 30, 2005 totaled $43.8 million compared to $51.9 million for the six months ended June 30, 2004. The decrease was primarily driven by the following:

•	A $2.0 million source of Free Cash Flow for the six months ended June 30, 2005 compared to an $11.6 million source for the six months ended June 30, 2004 from changes in working capital accounts;

•	A $9.8 million increase in cash interest expense paid primarily driven by an increase in interest rates; and

•	A $7.9 million increase in capital expenditures.

The above fluctuations resulted in a $27.3 million decrease in Free Cash Flow and were offset by an increase in operating income before depreciation and amortization of $19.2 million.

While we expect to continue to use Free Cash Flow to repay our indebtedness, as interest rates continue to increase, we expect our interest costs will also be higher. On July 21, 2005 we completed a refinancing of the existing $1.1 billion Term B loan facility under Insight Midwest’s Credit Agreement, which reduced the applicable margins for LIBOR rate borrowings and raised the maximum total leverage ratio covenant.

We have a substantial amount of debt. Our high level of debt could have important consequences for you. Our principal source of cash we need to pay our obligations and to repay the principal amount of our debt obligations is the cash that our subsidiaries generate from their operations and their borrowings. We believe that the Insight Midwest Holdings credit facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan. With the completed refinancing of our Term B loan facility our maximum leverage ratio covenant reset from 3.75 to 4.50 on July 1, 2005. We had the ability to draw upon $338 million of unused availability under the Insight Midwest Holdings credit facility as of June 30, 2005 to fund any shortfall resulting from the inability of Insight Midwest’s cash from operations to fund its capital expenditures, meet its debt service requirements or otherwise fund its operations.

The following table summarizes our contractual obligations and commitments, excluding interest and commitments for programming, as of June 30, 2005, including periods in which the related payments are due (in thousands):

	Contractual Obligations
	Long-Term Debt	Operating Leases	Total
2005	$41,750	$1,520	$43,270
2006	83,500	2,403	85,903
2007	83,500	1,430	84,930
2008	104,750	1,018	105,768
2009	1,517,500	700	1,518,200
Thereafter	730,000	1,373	731,373

Total cash obligations	$2,561,000	$8,444	$2,569,444

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

In July 2003, we entered into three interest rate swap agreements whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 8.3%, on $185.0 million notional value of debt. These agreements expire November 1, 2005. We recorded a gain on these swaps of $1.1 million and $812,000 for the three and six months ended June 30, 2005, which is included in other income (expense). The cost if terminated of this swap as of June 30, 2005 and December 31, 2004 was $486,000 and $364,000. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense for these three swaps by approximately $1.9 million.

In December 2003, we entered into an interest rate swap agreement whereby we swapped fixed rates under our 10 1/2% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 5.9%, on $130.0 million notional value of debt. This agreement expires November 1, 2010. This swap has been determined to be perfectly effective in hedging against fluctuations in the fair value of the underlying debt. As such, changes in the fair value of the underlying debt equally offset changes in the value of the interest rate swap in our consolidated statements of operations. The fair value of this swap as of June 30, 2005 and December 31, 2004 was $650,000 and $519,000 and has been recorded in other non-current assets and as an adjustment to the carrying value of debt. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense for this swap by approximately $1.3 million.

The aggregate fair market value and aggregate carrying value of our 9 3/4% and 10 1/2% senior notes was $1.1 billion and $1.0 billion as of June 30, 2005. The fair market value of our credit facility borrowings approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest. As of June 30, 2005, the estimated fair value (cost if terminated) of our interest rate swap agreements was approximately $650,000 and ($1.3) million and is reflected in our financial statements as other non-current assets or (liabilities). Changes in the fair value of our interest rate swaps are either recognized in income or in stockholders’ equity as a component of other comprehensive income (loss), depending upon the type of swap and whether it qualifies for hedge accounting.

Item 4. Controls and Procedures

Insight Midwest’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that (i) Insight Midwest’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (ii) Insight Midwest’s disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to Insight Midwest’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has not been any change in its internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Insight Capital’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that (i) Insight Capital’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (ii) Insight Capital’s disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to Insight Midwest’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has not been any change in its internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 to Notes to Consolidated Financial Statements.

Item 6. Exhibits

Exhibits:

10	Amendment No. 1 and form of Additional Term Loan Supplement to the Amended and Restated Credit Agreement of Insight Midwest Holdings, LLC (Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 of Insight Communications Company, Inc. and incorporated herein by reference.)
31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer of Insight Midwest, L.P.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer of Insight Midwest, L.P.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer of Insight Capital, Inc.

31.4	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer of Insight Capital, Inc.

32.1	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of Insight Midwest, L.P.

32.2	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of Insight Capital, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2005	INSIGHT MIDWEST, L.P.

	By:	/s/ John Abbot
John Abbot
Senior Vice President and Chief
Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2005	INSIGHT CAPITAL, INC.

	By:	/s/ John Abbot
John Abbot
Senior Vice President and Chief
Financial Officer
(Principal Financial Officer)