Form 10-Q
period 2005-09-30
INSIGHT CAPITAL INC; INSIGHT MIDWEST LP
filed 2005-11-09
CIK 1110456, 1110458

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

Commission file numbers	333-33540
333-33540-1

INSIGHT MIDWEST, L.P.
INSIGHT CAPITAL, INC.

(Exact name of registrants as specified in their charters)

Delaware	13-4079232
Delaware	13-4079679
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
810 7th Avenue
New York, New York	10019
(Address of principal executive offices)	(Zip code)
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

Indicate by check mark whether the registrants are accelerated filers (as defined in Exchange Act Rule 12b-2.   Yes ☐    No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrants’ classes of common stock, as of the latest practicable date.

Insight Midwest, L.P.	—Not Applicable
Insight Capital, Inc.	—Not Applicable

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

INSIGHT MIDWEST, LP
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2005	2004
	(unaudited)
Assets
Cash and cash equivalents	$85,225	$72,476
Investments	5,652	4,100
Trade accounts receivable, net of allowance for doubtful accounts of $1,291 and $1,050 as of September 30, 2005 and December 31, 2004	22,584	31,352
Launch funds receivable	517	2,749
Prepaid expenses and other current assets	12,126	9,300
Total current assets	126,104	119,977
Fixed assets, net	1,093,951	1,130,600
Goodwill	14,684	14,684
Franchise costs	2,357,535	2,357,535
Deferred financing costs, net of accumulated amortization of $18,564 and $15,170 as of September 30, 2005 and December 31, 2004	21,094	22,776
Other non-current assets	1,208	1,843
Total assets	$3,614,576	$3,647,415
Liabilities and partners’ capital
Accounts payable	$22,096	$27,147
Accrued expenses and other current liabilities	32,173	36,092
Accrued property taxes	12,736	13,049
Accrued programming costs (inclusive of $37,743 and $36,838 due to related parties as of September 30, 2005 and December 31, 2004)	53,478	51,328
Deferred revenue	5,744	8,996
Interest payable	48,131	20,643
Debt—current portion	83,500	83,500
Due to affiliates	58,749	55,177
Total current liabilities	316,607	295,932
Deferred revenue	1,835	2,904
Debt	2,454,368	2,518,879
Other non-current liabilities	2,007	2,078
Partners’ capital:
Partners’ accumulated capital	839,759	827,622
Total partners’ capital	839,759	827,622
Total liabilities and partners’ capital	$3,614,576	$3,647,415

See accompanying notes

INSIGHT MIDWEST, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue	$279,019	$250,232	$827,624	$738,268
Operating costs and expenses:
Programming and other operating costs (exclusive of depreciation and amortization) (inclusive of $39,438 and $120,114 and $37,490 and $110,968 of programming expense incurred through related parties for the three and nine months ended September 30, 2005 and 2004)	95,135	87,298	287,578	263,302
Selling, general and administrative	61,787	51,921	177,458	144,752
Management fees	8,371	7,374	24,830	21,700
Depreciation and amortization	59,691	58,385	179,327	174,333
Total operating costs and expenses	224,984	204,978	669,193	604,087
Operating income	54,035	45,254	158,431	134,181
Other income (expense):
Interest expense	(50,940)	(43,220)	(149,044)	(132,345)
Interest income	518	81	1,188	164
Other income (expense)	871	1,081	1,562	(245)
Total other expense, net	(49,551)	(42,058)	(146,294)	(132,426)
Net income	$4,484	$3,196	$12,137	$1,755

See accompanying notes

INSIGHT MIDWEST, LP
Consolidated Statements OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended September 30,
	2005	2004
Operating activities:
Net income	$12,137	$1,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	179,327	174,333
Provision for losses on trade accounts receivable	13,196	13,803
Amortization of note discount	247	225
Gain on interest rate swaps	(1,684)	(249)
Changes in operating assets and liabilities:
Trade accounts receivable	(4,428)	(10,300)
Launch funds receivable	2,232	6,712
Prepaid expenses and other assets	(2,260)	1,641
Accounts payable	(5,051)	(6,986)
Accrued expenses and other liabilities	24,137	43,688
Net cash provided by operating activities	217,853	224,622
Investing activities:
Purchase of fixed assets	(140,357)	(128,188)
Purchase of intangible assets	—	(107)
Purchase of investments	(1,552)	—
Sale of fixed assets	1,142	954
Net cash used in investing activities	(140,767)	(127,341)
Financing activities:
Net repayments under credit facilities	(62,625)	(52,688)
Debt issuance costs	(1,712)	(10)
Net cash used in financing activities	(64,337)	(52,698)
Net increase in cash and cash equivalents	12,749	44,583
Cash and cash equivalents, beginning of period	72,476	22,679
Cash and cash equivalents, end of period	$85,225	$67,262

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

Through our wholly owned operating subsidiaries, Insight Communications Midwest, LLC (“Insight Communications Midwest”), Insight Communications of Central Ohio, LLC (“Insight Ohio”) and Insight Kentucky Partners II, L.P. (“Insight Kentucky”), we own and operate cable television systems in Indiana, Kentucky, Ohio, and Illinois which passed approximately 2.4 million homes and served approximately 1.3 million customers as of September 30, 2005.

On July 28, 2005, Insight Inc. entered into a definitive merger agreement providing for Insight Acquisition Corp. to acquire all of Insight Inc.’s publicly held shares. Under the terms of the agreement, Insight Inc.’s public shareholders (other than stockholders that will continue as investors in the surviving corporation) would receive $11.75 per share in cash. Insight Acquisition Corp. was organized by affiliates of The Carlyle Group in order to effect the transactions contemplated by the merger agreement. Consummation of the transaction is subject to certain conditions, including approval of the merger agreement and merger by unaffiliated holders of a majority of the outstanding shares of Insight Inc.’s Class A common stock.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or any other interim period.

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Account Principles Board (“APB”) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirements for the accounting for and reporting of a change in accounting principles. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific provisions, those provisions should be followed. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning in 2006.

4. Fixed Assets

Fixed assets consisted of:

	September 30,	December 31,
	2005	2004
	(in thousands)
Land, buildings and improvements	$35,515	$35,649
Cable system equipment	2,293,267	2,155,193
Furniture, fixtures and office equipment	18,674	17,867
	2,347,456	2,208,709
Less accumulated depreciation and amortization	(1,253,505)	(1,078,109)
Total fixed assets, net	$1,093,951	$1,130,600

We recorded depreciation expense of $58.5 million and $175.9 million for the three and nine months ended September 30, 2005 and $57.2 million and $170.9 million for the three and nine months ended September 30, 2004.

5. Debt

	September 30,	December 31,
	2005	2004
	(in thousands)
Note payable to Insight Inc.	$100,000	$100,000
Insight Midwest Holdings Credit Facility	1,425,125	1,487,750
Insight Midwest 9¾% Senior Notes	385,000	385,000
Insight Midwest 10½% Senior Notes	630,000	630,000
	2,540,125	2,602,750
Net unamortized discount/premium on notes	(643)	(890)
Market value of interest rate swaps	(1,614)	519
Total debt	$2,537,868	$2,602,379

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Debt (Continued)

Insight Midwest Holdings $1.975 Billion Credit Facility

Our wholly owned subsidiary, Insight Midwest Holdings, LLC, serves as borrower under a $1.975 billion credit facility. On March 28, 2002, we borrowed $100.0 million from Insight Inc. The loan bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments. Insight Midwest Holdings is permitted under the credit facility to make distributions to us for the purpose of repaying this loan, including accrued interest, provided that there are no defaults existing under the credit facility. As of September 30, 2005 and December 31, 2004, the balance of the $100.0 million loan, including accrued interest, was $136.1 million and $127.0 million.

On July 21, 2005 Insight Inc. completed a refinancing of the existing $1.1 billion Term B loan facility under the Insight Midwest credit facility. This refinancing reduced the applicable margins for LIBOR rate borrowings from LIBOR plus 275 basis points to LIBOR plus 200 basis points and the applicable margin will be reduced an additional 25 basis points when Insight Midwest’s leverage ratio drops below 2.75. The maximum total leverage ratio covenant was reset from 3.75 to 4.50 on July 1, 2005 with additional step downs to 4.25 on July 1, 2006 and to 4.00 on July 1, 2007. The facility was also amended to provide Insight Inc. certain flexibility to refinance the senior notes at Insight Midwest.

Debt Principal Payments

As of September 30, 2005, the remaining principal payments required on our debt were as follows (in thousands):

2005	$20,875
2006	83,500
2007	83,500
2008	104,750
2009	1,517,500
Thereafter	730,000
Total	$2,540,125

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

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Derivative Instruments (Continued)

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

Fair Value Hedges

In July 2003, we entered into three interest rate swap agreements whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 8.3%, on $185.0 million notional value of debt. These agreements expire November 1, 2005. We recorded a gain on these swaps of $872,000 and $1.7 million for the three and nine months ended September 30, 2005 and $1.5 million and $250,000 for the three and nine month ended September 30, 2004, which is included in other income (expense). As of September 30, 2005 and December 31, 2004, we recorded $1.7 million and $364,000 of interest payable related to these agreements. The cost if terminated of these agreements was $394,000 and $2.1 million as of September 30, 2005 and December 31, 2004.

In December 2003, we entered into an interest rate swap agreement whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 5.9%, on $130.0 million notional value of debt. This agreement expires November 1, 2010. This swap has been determined to be perfectly effective in hedging against fluctuations in the fair value of the underlying debt. As such, changes in the fair value of the underlying debt equally offset changes in the value of the interest rate swap in our consolidated statements of operations. The fair value (cost if terminated) of this swap as of September 30, 2005 and December 31, 2004 was $(1.6) million and $519,000 and has been recorded in other non-current assets (liabilities) and as an adjustment to the carrying value of debt.

7. Comprehensive Income

We record the effective portion of certain derivatives’ gains or losses as accumulated other comprehensive income or loss in the accompanying consolidated balance sheets.

The following is a reconciliation of net income to comprehensive income (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$4,484	$3,196	$12,137	$1,755
Unrealized gain on interest rate swaps	—	615	—	3,422
Comprehensive income	$4,484	$3,811	$12,137	$5,177

8. Related Party Transactions

Managed Systems

On March 17, 2000, Insight LP entered into a management agreement with Comcast of Montana/Indiana/Kentucky/Ohio (“Comcast”) (formerly known as InterMedia Partners Southeast), an affiliate of Comcast Cable, to provide management services to certain cable television systems owned by

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Related Party Transactions (Continued)

Comcast. Certain of our employees operate these managed systems. Overhead costs incurred by us were allocated ratably and charged to them on a monthly basis. Effective July 31, 2004, the management agreement was terminated by mutual agreement.

Programming

We purchase the majority of our programming through affiliates of Comcast Cable. Charges for such programming, including a 1½% administrative fee, were $39.4 million and $120.1 million for the three and nine months ended September 30, 2005 and $37.5 million and $111.0 million for the three and nine months ended September 30, 2004. As of September 30, 2005 and December 31, 2004, $37.7 million and $36.8 million of accrued programming costs were due to affiliates of Comcast Cable. We believe that the programming rates charged through these affiliates are lower than those available from independent parties.

Telephone Agreements

Prior to December 31, 2004, to facilitate delivery of telephone services, Insight LP was a party to a joint operating agreement with Comcast Cable that allowed us to deliver to our residential customers, in certain of our service areas, local telephone service provided by Comcast Cable. Under the terms of the agreement, we leased certain capacity on our local network to Comcast Cable. In addition, we received additional payments related to certain services and support, including installations, marketing and billing. Fee revenue earned in connection with installations was deferred and amortized over the term a telephone customer was expected to maintain their telephone service, then estimated to be three years. Marketing and billing support revenue was recognized in the period such services were performed.

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

We earned advertising revenues through this affiliate of $4.6 million and $13.7 million for the period from July 1, 2004 through September 26, 2004 and January 1, 2004 through September 26, 2004. Through September 26, 2004, we paid this affiliate a fixed and variable fee for providing this service based on advertising sales cash flow growth.

Due To Affiliates

As of September 30, 2005 and December 31, 2004, we owed Insight LP, certain amounts comprised primarily of incurred but unpaid management fees, calculated as approximately 3% of revenues, and accrued interest related to our $100.0 million note payable to Insight Inc. and other operational expenses.

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In May 2003, the federal court granted us summary judgment and dismissed six of Knology’s 11 claims. The court granted summary judgment to Knology on three claims, two of which resulted in permanently enjoining enforcement of the automatic suspension provision of Knology’s franchise agreement and did not involve damages. The third such claim was for violation of Knology’s first amendment rights, which was to proceed to trial solely on the issue of damages, and could have resulted in an award of legal fees and court costs specific to such claim if upheld. The remaining undecided claims related to allegations of anticompetitive conduct arising from the state court lawsuit and were to proceed to trial on the merits. In August 2003, the court agreed, in part, with our Motion for Reconsideration, that the stay provision provides no justification for an injunction since the language was severed. Further, the court granted our Motion to Certify Questions for an Immediate Appeal to the Sixth Circuit Court of Appeals. The Sixth Circuit Court of Appeals granted our Motion to Certify, and ruled in our favor overturning the trial court’s rulings in favor of Knology. The Sixth Circuit found that our right to file the state court lawsuit against the City was protected and thus we were immune from liability arising from that lawsuit. Knology filed a motion for an en banc review by the Sixth Circuit which was denied in March 2005. The matter was returned to the trial court for final rulings consistent with the Sixth Circuit opinion. On August 19, 2005, the trial court dismissed the action with prejudice and with each party bearing its own costs. We are continuing to pursue an award of costs and attorneys fees.

We are subject to various legal proceedings that arise in the ordinary course of business. While it is impossible to determine with certainty the ultimate outcome of these matters, it is our opinion that the resolution of these matters will not have a material adverse affect on our consolidated financial condition.

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Subsequent Event

On October 13, 2005, Insight Inc. announced the successful completion of a consent solicitation of holders of Insight Inc.’s 12¼% senior discount notes due 2011 for the waiver of an indenture provision that could be deemed to apply to its merger agreement with Insight Acquisition Corp. and related transactions. The concurrent consent solicitations by us and Insight Capital, Inc. in respect of our 9¾% senior notes due 2009 and 10½% senior notes due 2010, with respect to the waiver of a substantially similar provision in each indenture governing those notes, also were successfully completed.

On the consent payment date, Insight Inc. will pay consenting holders 0.125% of the accreted value of their 12¼% notes and 0.125% of the principal amount of the Insight Midwest notes, subject to the terms and conditions of the consent solicitations, which conditions include consummation of Insight Inc.’s merger with Insight Acquisition Corp.

INSIGHT CAPITAL, INC.
BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2005	2004
	(unaudited)
Assets
Cash	$1	$1
Deferred financing costs, net of accumulated amortization of $11,037 and $9,081 as of September 30, 2005 and December 31, 2004	11,744	13,700
Total assets	$11,745	$13,701
Liabilities and shareholder deficit
Accrued interest	$46,331	$20,409
Total current liabilities	46,331	20,409
Senior notes, to be paid by Insight Midwest, LP	1,014,357	1,014,110
Total liabilities	1,060,688	1,034,519
Shareholder deficit:
Common stock; $.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Paid-in-capital	1	1
In-substance allocation of proceeds related to senior notes to be paid by Insight Midwest	(583,460)	(635,304)
Accumulated deficit	(465,484)	(385,515)
Total shareholder deficit	(1,048,943)	(1,020,818)
Total liabilities and shareholder deficit	$11,745	$13,701

See accompanying notes

INSIGHT CAPITAL, INC.
STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Expenses:
Amortization	$(652)	$(652)	$(1,956)	$(1,956)
Interest	(26,006)	(25,999)	(78,013)	(77,991)
Net loss	$(26,658)	$(26,651)	$(79,969)	$(79,947)

See accompanying notes

INSIGHT CAPITAL, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(79,969)	$(79,947)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of discount on notes	247	225
Amortization	1,956	1,956
Interest expense assumed by affiliate	77,766	77,766
Net cash provided by operating activities	—	—
Net increase in cash	—	—
Cash, beginning of period	1	1
Cash, end of period	$1	$1

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

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of our company, including, without limitation, statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. We believe it is important to communicate management’s expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2004, as well as any other cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this quarterly report could have a material adverse effect on our business, operating results and financial condition. Examples of these risks include:

•       All of the services offered by our company face a wide range of competition that could adversely affect our future results of operations;

•       We have substantial debt and have significant interest payment requirements, which may adversely affect our ability to obtain financing in the future to finance our operations and our ability to react to changes in our business;

•       There is uncertainty surrounding the potential dissolution of our joint venture with a subsidiary of Comcast Corporation;

•       The terms of our indebtedness limits our ability to access the cash flow of our subsidiaries for debt service and any other purpose;

•       Our programming costs are substantial, and they are expected to increase; and

•       General business conditions, economic uncertainty or slowdown, and the effects of governmental regulation could adversely affect our future results of operations.

In addition, actual results could differ materially from the forward-looking statements contained in this quarterly report as a result of the timing of the completion of the proposed going private transaction or the impact of the transaction on our operating results, capital resources, profitability, cash requirements, management resources and liquidity. We do not undertake any obligation to publicly update or release any revisions to these forward-looking statements to reflect events or circumstances after the date that this quarterly report is filed with the SEC or to reflect the occurrence of unanticipated events, except as required by law.

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

The following table is derived from our consolidated financial statements and sets forth certain statement of operations data for our consolidated operations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
Revenue	$279,019	$250,232	$827,624	$738,268
Operating costs and expenses:
Programming and other operating costs	95,135	87,298	287,578	263,302
Selling, general and administrative	61,787	51,921	177,458	144,752
Management fees	8,371	7,374	24,830	21,700
Depreciation and amortization	59,691	58,385	179,327	174,333
Total operating costs and expenses	224,984	204,978	669,193	604,087
Operating income	54,035	45,254	158,431	134,181
Interest expense	50,940	43,220	149,044	132,345
Net income	4,484	3,196	12,137	1,755
Net cash provided by operating activities	82,680	90,462	217,853	224,622
Net cash used in investing activities	50,305	46,001	140,767	127,341
Net cash used in financing activities	22,587	15,563	64,337	52,698
Capital expenditures	50,245	45,956	140,357	128,188

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

Reconciliation of Net Income to Operating Income before Depreciation and Amortization

The following table reconciles Net Income to Operating Income before Depreciation and Amortization. In addition, the table provides the components from Net Income to Operating Income for purposes of the discussions that follow.

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
Net Income	$4,484	$3,196	$12,137	$1,755
Other income (expense):
Other	(871)	(1,081)	(1,562)	245
Interest income	(518)	(81)	(1,188)	(164)
Interest expense	50,940	43,220	149,044	132,345
Total other expense, net	49,551	42,058	146,294	132,426
Operating income	54,035	45,254	158,431	134,181
Depreciation and amortization	59,691	58,385	179,327	174,333
Operating Income before Depreciation and Amortization	$113,726	$103,639	$337,758	$308,514

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow

The following table provides a reconciliation from net cash provided by operating activities to Free Cash Flow. In addition, the table provides the components from net cash provided by operating activities to operating income for purposes of the discussions that follow.

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
Operating income	$54,035	$45,254	$158,431	$134,181
Depreciation and amortization	59,691	58,385	179,327	174,333
Operating Income before Depreciation and Amortization	113,726	103,639	337,758	308,514
Changes in working capital accounts(1)	(10,566)	2,601	(7,307)	14,201
Cash paid for interest	(20,480)	(15,778)	(112,598)	(98,093)
Net cash provided by operating activities	82,680	90,462	217,853	224,622
Capital expenditures	(50,245)	(45,956)	(140,357)	(128,188)
Free Cash Flow	$32,435	$44,506	$77,496	$96,434

(1)          Changes in working capital accounts are based on the net cash changes in current assets and current liabilities, excluding charges related to interest and taxes and other non-cash expenses.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenue for the three months ended September 30, 2005 totaled $279.0 million, an increase of 12% over the prior year, due primarily to customer gains in our high-speed Internet and digital services, as well as basic rate increases. High-speed Internet service revenue increased 46% over the prior year, primarily due to an increased customer base. We added a net 47,900 high-speed Internet customers during the quarter to end at 439,200 customers. In addition, digital service revenue increased 10% over the prior year due to an increased customer base. We added a net 29,100 digital customers during the quarter to end at 489,900 customers.

Basic cable service revenue increased 3% due to basic rate increases partially offset by customer losses over the last twelve months. We are increasing our customer retention efforts by emphasizing bundling, enhancing and differentiating our video services and providing video-on-demand, high definition television and digital video recorders. We are also continuing our focus on improving customer service through higher service levels, increased education of our product offerings and spending on marketing and sales efforts.

Revenue by service offering was as follows for the three months ended September 30 (in thousands):

	Revenue by Service Offering
	Three months ended September 30, 2005	% of Total Revenue	Three months ended September 30, 2004	% of Total Revenue	% Change in Revenue
Basic	$148,393	53.2%	$143,918	57.5%	3.1%
High-speed Internet	49,677	17.8%	33,955	13.6%	46.3%
Digital	27,300	9.8%	24,872	9.9%	9.8%
Advertising	18,416	6.6%	15,725	6.3%	17.1%
Premium	13,215	4.7%	13,694	5.5%	(3.5)%
Telephone	9,020	3.2%	3,829	1.5%	135.6%
Franchise fees	7,681	2.8%	7,183	2.9%	6.9%
Other	5,317	1.9%	7,056	2.8%	(24.6)%
Total	$279,019	100.0%	$250,232	100.0%	11.5%

Total Customer Relationships were 1,334,200 as of September 30, 2005 compared to 1,330,300 as of September 30, 2004. Total Customer Relationships represent the number of customers who receive one or more of our products (i.e., basic cable, high-speed Internet or telephone) without regard to which product they purchase. Revenue Generating Units (“RGUs”), which represent the sum of basic, digital, high-speed Internet, and telephone customers, as of September 30, 2005 increased 9% as compared to September 30, 2004. RGUs by category were as follows (in thousands):

	September 30, 2005	September 30, 2004
Basic	1,271.0	1,283.6
Digital	489.9	439.4
High-speed Internet	439.2	311.5
Telephone	80.9	62.8
Total RGUs	2,281.0	2,097.3

Average monthly revenue per basic customer was $73.58 for the three months ended September 30, 2005, compared to $65.01 for the three months ended September 30, 2004 primarily reflecting the continued growth of our high-speed Internet and digital product offerings in all markets as well as basic rate increases. In addition, telephone revenues for the three months ended September 30, 2005 reflect service revenues earned directly from our customers compared to the three months ended September 30, 2004 which reflected revenues billed to Comcast under our previous contractual arrangement that was terminated effective December 31, 2004. Also included in telephone revenue for the three months ended September 30, 2005 is the continued amortization of installation revenues under our previous arrangement with Comcast in the amount of $833,000.

Programming and other operating costs increased $7.8 million or 9%. Total programming costs for our video products increased primarily as a result of increases in programming rates offset by a credit of approximately $3.4 million resulting from favorable resolution of pricing negotiations related to certain prior period programming costs that were accrued at a higher rate than the amount actually paid and $1.7 million for a settlement of disputed claims with a vendor. Other operating costs increased primarily as a result of increases in technical salaries for new and existing employees, in addition to decreased capitalized labor costs due to the continued transition from upgrade and new connect activities to maintenance and reconnect activities. Other operating costs also increased as a result of cost of sales associated with telephone that were previously paid by Comcast, increases in repairs and maintenance costs due to increased repairs on customer premise equipment and increased software maintenance costs and increased property taxes due to a favorable reversal of accrued property taxes recorded for the quarter ended September 30, 2004.

Selling, general and administrative expenses increased $9.9 million or 19%, primarily due to increased payroll and payroll related costs, including annual salary increases for existing employees. Marketing support funds (recorded as a reduction to selling, general and administrative expenses) decreased over the prior year’s quarter. Marketing expenses increased over the prior year’s quarter to support the continued roll out of high-speed Internet, digital and telephone products, and to maintain our core video customer base. A decrease in expenses previously allocated to Comcast, under our prior agreement to manage certain Comcast systems, also contributed to the increase in selling, general and administrative expenses. As this agreement was terminated effective July 31, 2004, the period ended September 30, 2005 does not include any of these expense allocations and the quarter ended September 30, 2004 includes one month of these expense allocations. Some cost savings have been realized upon termination of the management agreement, and the impact of certain of these savings is reflected in programming and other operating costs.

Management fees increased $1.0 million or 14% to $8.4 million for the three months ended September 30, 2005 from $7.4 million for the three months ended September 30, 2004. Management fees, equal to approximately 3% of revenues, are paid to Insight LP.

Depreciation and amortization expense increased $1.3 million or 2% primarily as a result of additional capital expenditures through September 30, 2005. These expenditures were primarily for network extensions, capitalized payroll, telephone equipment and purchases of customer premise equipment, all of which we consider necessary in order to continue to maintain and grow our customer base and expand our service offerings. Partially offsetting this increase was a decrease in depreciation expense related to certain assets that have become fully depreciated since September 30, 2004.

As a result of the factors discussed above, Operating Income before Depreciation and Amortization increased $10.1 million, or 10%.

Interest expense increased $7.7 million or 18% primarily due to higher interest rates, which averaged 8.0% for the three months ended September 30, 2005 as compared to 6.6% for the three months ended September 30, 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenue for the nine months ended September 30, 2005 totaled $827.6 million, an increase of 12% over the prior year, due primarily to customer gains in high-speed Internet and digital services, as well as basic rate increases. High-speed Internet service revenue increased 47% over the prior year, primarily due to an increased customer base. We added a net 108,700 high-speed Internet customers during the nine months ended September 30, 2005 to end at 439,200 customers. In addition, digital service revenue increased 12% over the prior year primarily due to an increased customer base. We added a net 38,600 digital customers during the nine months ended September 30, 2005 to end at 489,900 customers. Basic cable service revenue increased 4%, due to basic rate increases partially offset by customer losses.

Revenue by service offering was as follows (in thousands):

	Revenue by Service Offering
	Nine months ended September 30, 2005	% of Total Revenue	Nine months ended September 30, 2004	% of Total Revenue	% Change in Revenue
Basic	$446,096	53.9%	$428,369	58.0%	4.1%
High-speed Internet	138,108	16.7%	93,990	12.7%	46.9%
Digital	81,899	9.9%	73,272	9.9%	11.8%
Advertising	55,153	6.7%	46,595	6.3%	18.4%
Premium	41,305	5.0%	43,212	5.9%	(4.4)%
Telephone	25,139	3.0%	11,389	1.6%	120.7%
Franchise fees	22,884	2.8%	21,455	2.9%	6.7%
Other	17,040	2.0%	19,986	2.7%	(14.7)%
Total	$827,624	100.0%	$738,268	100.0%	12.1%

Average monthly revenue per basic customer was $72.52 for the nine months ended September 30, 2005, compared to $63.62 for the nine months ended September 30, 2004 primarily reflecting the continued growth of our high-speed Internet and digital product offerings in all markets as well as basic rate increases.

Programming and other operating costs increased $24.3 million or 9%. Total programming costs for our video products increased primarily as a result of increased programming rates offset by a credit of $11.1 million resulting from favorable resolution of pricing negotiations related to certain prior period programming costs that were accrued at a higher rate than the amount actually paid. Other operating costs increased primarily as a result of increases in technical salaries for new and existing employees; in addition to decreased capitalized labor costs due to the continued transition from upgrade and new connect activities to maintenance and reconnect activities. Other operating costs also increased as a result of cost of sales associated with telephone that were previously paid by Comcast. Despite an increase of 108,700 high-speed Internet customers, high-speed Internet service provider costs decreased due to more favorable per customer charges under an agreement with our Internet service provider entered into in the third quarter of 2004. However, as we continue to add high-speed Internet customers, our Internet service provider costs have started to increase in the third quarter ended September 30, 2005 and we expect them to continue to increase throughout the remainder of 2005. Increases in repairs and maintenance costs due to increased repairs on customer premise equipment and increased software maintenance costs and increases in materials used in reconnect activities are partially offset by a decrease in property and other taxes due to a decrease in property taxes for 2005.

Selling, general and administrative expenses increased $32.7 million or 23%, primarily due to increased payroll, including annual salary increases for existing employees and increases in health insurance and other payroll related costs. Marketing support funds (recorded as a reduction to selling, general and administrative expenses) decreased over the prior year. Marketing expenses increased over the prior year to support the continued roll out of high-speed Internet, digital and telephone products, and to maintain our core video base. A decrease in expenses previously allocated to Comcast, under our prior agreement to manage certain Comcast systems, also contributed to the increase in selling, general and administrative expenses. As this agreement was terminated effective July 31, 2004, the period ended September 30, 2005 does not include any of these expense allocations and the period ended September 30, 2004 includes only seven months of these expense allocations. Some cost savings have been realized upon termination of the management agreement, and the impact of certain of these savings is reflected in programming and other operating costs. Increases in franchise and copyright fees were partially offset by a decrease in bad debt expense.

Management fees increased $3.1 million or 14% to $24.8 million for the nine months ended September 30, 2005 from $21.7 million for the nine months ended September 30, 2004. Management fees, equal to approximately 3% of revenues, are paid to Insight LP.

Depreciation and amortization expense increased $5.0 million or 3% primarily as a result of additional capital expenditures through September 30, 2005. These expenditures were primarily for network extensions and purchases of customer premise equipment, all of which we consider necessary in order to continue to grow our customer base and expand our service offerings. Partially offsetting this increase was a decrease in depreciation expense related to certain assets that have become fully depreciated since September 30, 2004.

As a result of the factors discussed above, Operating Income before Depreciation and Amortization increased $29.2 million, or 9%.

Interest expense increased $16.7 million or 13% primarily due to higher interest rates, which averaged 7.8% for the nine months ended September 30, 2005 as compared to 6.7% for the nine months ended September 30, 2004.

Liquidity and Capital Resources

Our business requires cash for operations, debt service and capital expenditures. The cable television business has substantial on-going capital requirements for the construction, expansion and maintenance of its broadband networks and provision of new services. In the past, expenditures have been made for various purposes including the upgrade of our existing cable network, and in the future will be made for network extensions, installation of new services, customer premise equipment (e.g., set-top boxes), deployment of new product and service offerings, and, to a lesser extent, network upgrades. Historically, we have been able to meet our cash requirements with cash flow from operations, borrowings under our credit facilities and issuances of private and public debt and equity.

Cash provided by operations for the nine months ended September 30, 2005 and 2004 was $217.9 million and $224.6 million. The decrease was primarily attributable to the timing of cash receipts and payments related to our working capital accounts partially offset by increased operating income and the affect of non-cash items.

Cash used in investing activities for the nine months ended September 30, 2005 and 2004 was $140.8 million and $127.3 million. The increase primarily was due to capital expenditures for the build out of our telephone product.

Cash used in financing activities for the nine months ended September 30, 2005 and 2004 was $64.3 million and $52.7 million. The increase is primarily due to debt issuance costs paid for the refinancing of the Term B loan facility and increased amortization payments of our credit facility in 2005.

For the nine months ended September 30, 2005 and 2004, we spent $140.4 million and $128.2 million in capital expenditures. These expenditures principally constituted telephone equipment, purchases of customer premise equipment, capitalized labor, headend equipment and system upgrades and rebuilds, all of which is considered necessary in order to maintain our existing network, to grow our customer base and expand our service offerings.

Free Cash Flow for the nine months ended September 30, 2005 totaled $77.5 million compared to $96.4 million for the nine months ended September 30, 2004. The decrease was primarily driven by the following:

•       A $7.3 million use of Free Cash Flow for the nine months ended September 30, 2005 compared to a $14.2 million source for the nine months ended September 30, 2004 from changes in working capital accounts;

•       A $14.5 million increase in cash interest expense paid primarily driven by an increase in interest rates; and

•       A $12.1 million increase in capital expenditures.

The above fluctuations reduced Free Cash Flow by $48.1 million and were offset by an increase in operating income before depreciation and amortization of $29.2 million.

While we expect to continue to use Free Cash Flow to repay our indebtedness, as interest rates continue to increase, we expect our interest costs will also be higher. On July 21, 2005 Insight Inc. completed a refinancing of the existing $1.1 billion Term B loan facility under the Insight Midwest credit facility. This refinancing reduced the applicable margins for LIBOR rate borrowings from LIBOR plus 275 basis points to LIBOR plus 200 basis points and the applicable margin will be reduced an additional 25 basis points if Insight Midwest’s leverage ratio drops below 2.75. The maximum total leverage ratio covenant was reset from 3.75 to 4.50 on July 1, 2005 with additional step downs to 4.25 on July 1, 2006 and to 4.00 on July 1, 2007. The facility was also amended to provide Insight Inc. certain flexibility to refinance the senior notes at Insight Midwest.

We have a substantial amount of debt. Our high level of debt could have important consequences for you. Our principal source of cash we need to pay our obligations and to repay the principal amount of our debt obligations is the cash that our subsidiaries generate from their operations and their borrowings. We believe that the Insight Midwest Holdings credit facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan. We had the ability to draw upon $320.0 million of unused availability under the Insight Midwest Holdings credit facility as of September 30, 2005 to fund any shortfall resulting from the inability of our cash from operations to fund our capital expenditures, meet our debt service requirements or otherwise fund our operations.

The following table summarizes our contractual obligations and commitments, excluding interest and commitments for programming, as of September 30, 2005, including periods in which the related payments are due (in thousands):

	Contractual Obligations
	Long-Term Debt	Operating Leases	Total
2005	$20,875	$791	$21,666
2006	83,500	2,412	85,912
2007	83,500	1,430	84,930
2008	104,750	1,018	105,768
2009	1,517,500	700	1,518,200
Thereafter	730,000	1,373	731,373
Total cash obligations	$2,540,125	$7,724	$2,547,849

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

In July 2003, we entered into three interest rate swap agreements whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 8.3%, on $185.0 million notional value of debt. These agreements expire November 1, 2005. We recorded a gain on these swaps of $872,000 and $1.7 million for the three and nine months ended September 30, 2005 and $1.5 million and $250,000 for the three and nine months ended September 30, 2004, which is included in other income (expense). As of September 30, 2005 and December 31, 2004, we recorded $1.7 million and $364,000 of interest payable related to these agreements. The cost if terminated of these agreements was $394,000 and $2.1 million as of September 30, 2005 and December 31, 2004. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense for these three swaps by approximately $1.9 million.

In December 2003, we entered into an interest rate swap agreement whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 5.9%, on $130.0 million notional value of debt. This agreement expires November 1, 2010. This swap has been determined to be perfectly effective in hedging against fluctuations in the fair value of the underlying debt. As such, changes in the fair value of the underlying debt equally offset changes in the value of the interest rate swap in our consolidated statements of operations. The fair value (cost if terminated) of this swap as of September 30, 2005 and December 31, 2004 was $(1.6) million and $519,000 and has been recorded in other non-current assets (liabilities) and as an adjustment to the carrying value of debt. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense for this swap by approximately $1.3 million.

The aggregate fair market value and aggregate carrying value of our 9¾% and 10½% senior notes was $1.1 billion and $1.0 billion as of September 30, 2005. The fair market value of our credit facility borrowings approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest. As of September 30, 2005 and December 31, 2004, the estimated cost if terminated of our interest rate swap agreements was approximately $2.0 and $1.6 and is reflected in our financial statements as other non-current liabilities. Changes in the fair value of our interest rate swaps are either recognized in income or in partners’ capital as a component of accumulated other comprehensive income (loss) depending on the type of swap and whether it qualifies for hedge accounting.

Item 4.                        Controls and Procedures

Insight Midwest’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that (i) Insight Midwest’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (ii) Insight Midwest’s disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to Insight Midwest’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has not been any change in its internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Insight Capital’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that (i) Insight Capital’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (ii) Insight Capital’s disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to Insight Midwest’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has not been any change in its internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                        Legal Proceedings

See Note 9 in Item 1 of PART I, Notes to Consolidated Financial Statements, and incorporated herein by reference.

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

Date: November 9, 2005	INSIGHT MIDWEST, L.P
	By:	/s/ JOHN ABBOT
John Abbot
Senior Vice President and Chief
Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2005	INSIGHT CAPITAL, INC.
	By:	/s/ JOHN ABBOT
John Abbot
Senior Vice President and Chief
Financial Officer
(Principal Financial Officer)