Form 10-Q
period 2006-09-30
INSIGHT CAPITAL INC; INSIGHT MIDWEST LP
filed 2006-11-14
CIK 1110456, 1110458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer ☐ Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrants are a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrants’ classes of common stock, as of the latest practicable date.

Insight Midwest, L.P.                —Not Applicable

Insight Capital, Inc.                   —Not Applicable

PART I.   FINANCIAL INFORMATION

Item 1.                        Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. However, in our opinion, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

INSIGHT MIDWEST, LP
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30,	December 31,
	2006	2005
	(unaudited)
Assets
Cash and cash equivalents	$15,782	$24,853
Investments	5,479	4,701
Trade accounts receivable, net of allowance for doubtful accounts of $1,169 and $1,079 as of September 30, 2006 and December 31, 2005	26,395	27,233
Launch funds receivable	516	974
Prepaid expenses and other current assets	10,969	8,860
Total current assets	59,141	66,621
Fixed assets, net	1,126,128	1,107,571
Goodwill	14,684	14,684
Franchise costs	2,357,535	2,357,535
Deferred financing costs, net of accumulated amortization of $23,386 and $19,769 as of September 30, 2006 and December 31, 2005	16,297	19,910
Other non-current assets	2,110	1,582
Total assets	$3,575,895	$3,567,903
Liabilities and partners’ capital
Accounts payable	$38,868	$40,843
Accrued expenses and other current liabilities	35,086	38,535
Accrued property taxes	13,839	12,792
Accrued programming costs (inclusive of $32,316 and $29,878 due to related parties as of September 30, 2006 and December 31, 2005)	47,008	43,705
Deferred revenue	2,152	4,978
Interest payable	46,523	20,459
Debt—current portion	83,500	83,500
Due to affiliates	42,621	46,013
Total current liabilities	309,597	290,825
Deferred revenue	874	1,499
Debt	2,437,838	2,432,811
Other non-current liabilities	—	2,382
Partners’ capital:
Deferred stock compensation	(327)	(535)
Partners’ accumulated capital	827,913	840,921
Total partners’ capital	827,586	840,386
Total liabilities and partners’ capital	$3,575,895	$3,567,903

See accompanying notes

INSIGHT MIDWEST, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenue	$318,104	$279,019	$931,102	$827,624
Operating costs and expenses:
Programming and other operating costs (exclusive of depreciation and amortization) (inclusive of $47,772 and $135,110, and $39,438 and $120,114 of programming expense incurred through related parties for the three and nine months ended September 30, 2006 and 2005)	112,847	93,815	335,585	284,913
Selling, general and administrative (inclusive of $39 and $115, and $0 and $0 of stock-based compensation for the three and nine months ended September 30, 2006 and 2005)	74,175	63,107	220,958	180,123
Management fees	9,550	8,371	27,933	24,830
Depreciation and amortization	67,402	59,691	196,371	179,327
Total operating costs and expenses	263,974	224,984	780,847	669,193
Operating income	54,130	54,035	150,255	158,431
Other income (expense):
Interest expense	(58,262)	(50,940)	(164,314)	(149,044)
Interest income	366	518	1,033	1,188
Other income (expense)	(12)	871	18	1,562
Total other expense, net	(57,908)	(49,551)	(163,263)	(146,294)
Net income (loss)	$(3,778)	$4,484	$(13,008)	$12,137

See accompanying notes

Insight MIDWEST, LP
Consolidated statements of cash flows
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Net income (loss)	$(13,008)	$12,137
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	196,371	179,327
Stock-based compensation	115	—
Provision for losses on trade accounts receivable	13,960	13,196
Amortization of note discount	270	247
Gain on interest rate swaps	—	(1,684)
Changes in operating assets and liabilities:
Trade accounts receivable	(13,122)	(4,428)
Launch funds receivable	458	2,232
Prepaid expenses and other assets	(2,702)	(2,260)
Accounts payable	(1,975)	(5,051)
Interest payable	26,064	27,488
Accrued expenses and other liabilities	(5,849)	(3,351)
Net cash provided by operating activities	200,582	217,853
Investing activities:
Purchase of fixed assets	(211,818)	(140,357)
Sale of fixed assets	572	1,142
Purchase of investments	(778)	(1,552)
Net cash used in investing activities	(212,024)	(140,767)
Financing activities:
Repayment of credit facilities	(62,625)	(62,625)
Net proceeds from borrowings under credit facility	65,000	—
Debt issuance costs	—	(1,712)
Other	(4)	—
Net cash provided by (used in) financing activities	2,371	(64,337)
Net increase (decrease) in cash and cash equivalents	(9,071)	12,749
Cash and cash equivalents, beginning of period	24,853	72,476
Cash and cash equivalents, end of period	$15,782	$85,225

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

Through our wholly owned operating subsidiaries, Insight Communications Midwest, LLC (“Insight Communications Midwest”), Insight Communications of Central Ohio, LLC (“Insight Ohio”) and Insight Kentucky Partners II, L.P. (“Insight Kentucky”), we own and operate cable television systems in Indiana, Kentucky, Ohio, and Illinois which passed approximately 2.5 million homes and served approximately 1.3 million customers as of September 30, 2006.

The accompanying consolidated financial statements include the accounts of Insight Midwest Holdings, LLC, our wholly-owned subsidiary which owns 100% of the outstanding equity of our operating subsidiaries, and Insight Capital, Inc., our wholly-owned subsidiary formed for the sole purpose of being the co-issuer of our senior notes, which allows certain investors the ability to be holders of the debt.

Reclassifications have been made to the prior year’s financial statements to conform to those classifications used in 2006.

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

In management’s opinion, the consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or any other interim period.

3. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”).

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Recent Accounting Pronouncements (Continued)

SFAS 123R establishes the accounting for transactions in which an entity pays for employee services in share-based payment transactions. SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company adopted SFAS 123R effective January 1, 2006 using the modified-prospective transition method. Under this method stock-based compensation is recognized for awards granted in the period after adoption. Prior year financial statements are not restated. The adoption of this standard did not have a material impact on our consolidated financial statements.

4. Investments

Oxygen Cable, LLC

Oxygen Cable, LLC (“Oxygen”) is an independent cable television network with programming tailored to the interests of women. On July 9, 2002 we entered into a carriage agreement with Oxygen, whereby we agreed to carry programming content from Oxygen. In October 2006, we agreed to extend the term of the carriage agreement through December 31, 2008.

Concurrently with the carriage agreement, we entered into an equity issuance agreement with Oxygen. The agreement called for Oxygen to deliver to us shares having an aggregate fair market value as of December 31, 2005 of $3.8 million, and by December 1, 2006 deliver to us additional shares having an aggregate fair market value as of the December 31, 2005 valuation of $2.0 million. Pursuant to the equity issuance agreement, a portion of the monthly programming fees represent our equity investment in Oxygen. As of September 30, 2006 and December 31, 2005, our carrying value in this investment was $5.5 million and $4.7 million. In October 2006, in connection with the extension of the carriage term, Oxygen issued to us shares of common stock representing a value as of December 31, 2005 of $5.8 million in full satisfaction of its obligation to issue equity to us under the equity issuance agreement.

5. Fixed Assets

Fixed assets consisted of:

	September 30,	December 31,
	2006	2005
	(in thousands)
Land, buildings and improvements	$39,403	$36,768
Cable system equipment	2,572,380	2,365,956
Furniture, fixtures and office equipment	20,948	19,079
	2,632,731	2,421,803
Less: accumulated depreciation and amortization	(1,506,603)	(1,314,232)
Total fixed assets, net	$1,126,128	$1,107,571

We recorded depreciation expense of $66.2 million and $192.7 million for the three and nine months ended September 30, 2006 and $58.5 million and $175.9 million for the three and nine months ended September 30, 2005.

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Debt

	September 30,	December 31,
	2006	2005
	(in thousands)
Note payable to Insight Inc.	$100,000	$100,000
Insight Midwest Holdings Credit Facility	1,406,625	1,404,250
Insight Midwest 9¾% Senior Notes	385,000	385,000
Insight Midwest 10½% Senior Notes	630,000	630,000
	2,521,625	2,519,250
Net unamortized discount/premium on notes	(287)	(557)
Market value of interest rate swaps	—	(2,382)
Total debt	$2,521,338	$2,516,311

Insight Midwest Holdings Credit Facility

Our wholly owned subsidiary, Insight Midwest Holdings, LLC, serves as borrower under a credit facility. Obligations under this credit facility are secured by a pledge of the outstanding equity interests of Insight Midwest Holdings and its subsidiaries. On March 28, 2002, we borrowed $100.0 million from Insight Inc. The loan bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments. Insight Midwest Holdings is permitted under the credit facility to make distributions to us for the purpose of repaying this loan, including accrued interest, provided that there are no defaults existing under the credit facility. In August 2006, Insight Midwest Holdings, LLC repaid $12.6 million of the loan balance. As of September 30, 2006 and December 31, 2005, the balance of the $100.0 million loan, including accrued interest, was $136.0 million and $139.1 million.

On September 11, 2006 Insight announced plans to refinance certain indebtedness of Insight Midwest Holdings. The refinancing was completed on October 6, 2006. See Subsequent Event Note 10.

Debt Principal Payments

As of September 30, 2006, the remaining principal payments required on our debt were as follows (in thousands):

2006	$20,875
2007	83,500
2008	104,750
2009	1,582,500
2010	630,000
Thereafter	100,000
Total	$2,521,625

7. Derivative Instruments

We enter into derivative instruments, typically interest-rate swap agreements, to modify the interest characteristics of our outstanding debt to either a floating or fixed rate basis. These agreements involve fixed rate interest payments in exchange for floating rate interest receipts, known as cash flow hedges, and floating rate interest payments in exchange for fixed rate interest receipts, known as fair value hedges, over

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Derivative Instruments (Continued)

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

Fair Value Hedges

In July 2003, we entered into three interest rate swap agreements whereby we swapped fixed rates under a tranche of our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 8.3%, on $185.0 million notional value of debt. These agreements expired on November 1, 2005. We recorded a gain on these swaps of $872,000 and $1.7 million for the three and nine months ended September 30, 2005, which is included in other income.

In December 2003, we entered into an interest rate swap agreement whereby we swapped fixed rates under a different tranche of our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 5.9%, on $130.0 million notional value of debt. We terminated this agreement as of September 30, 2006 and the cost of termination was included in interest expense. This swap was determined to be perfectly effective in hedging against fluctuations in the fair value of the underlying debt. As such, changes in the fair value of the underlying debt equally offset changes in the value of the interest rate swap in our consolidated balance sheets. The cost, if terminated, of this swap as of December 31, 2005 was $2.4 million and was recorded in other non-current liabilities and as an adjustment to the carrying value of debt.

8. Related Party Transactions

Programming

We purchase the majority of our programming through affiliates of Comcast Cable. Charges for such programming, including a 1½% administrative fee, were $47.8 million and $135.1 million for the three and nine months ended September 30, 2006 and $39.4 million and $120.1 million for the three and nine months ended September 30, 2005. As of September 30, 2006 and December 31, 2005, $32.3 million and $29.9 million of accrued programming costs were due to affiliates of Comcast Cable. We believe that the programming rates charged through these affiliates are lower than those available from independent parties.

Insight Interactive

Effective November 17, 1999, Insight Cable Services entered into a Contribution Agreement with Source Media, Inc., providing for the creation of a joint venture, Insight Interactive LLC. Under the terms of the Contribution Agreement, Source Media contributed its Virtual Modem 2.5 software and the Interactive Channel products and services, including SourceGuide and LocalSource television content. On March 14, 2002, Insight Cable Services purchased the remaining 50% equity interest in Insight

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Related Party Transactions (Continued)

Interactive that it did not already own from Source Media. We are currently providing Insight Interactive’s services to customers in some of our systems. Fees for such services totaled $874,000 and $2.6 million for the three and nine months ended September 30, 2006 and $756,000 and $2.1 million for the three and nine months ended September 30, 2005.

Due To Affiliates

As of September 30, 2006 and December 31, 2005, we had amounts owed to Insight LP, our manager, primarily comprised of accrued interest related to our $100.0 million note payable to Insight Inc., incurred but unpaid management fees, calculated as approximately 3% of revenues, and other operational expenses.

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

Litigation

In April 2005, Acacia Media Technologies Corporation filed a lawsuit against us and others in the United States District Court for the Southern District of New York. The complaint alleges, among other things, infringement of certain United States patents that allegedly relate to systems and methods for transmitting and/or receiving digital audio and video content. The complaint seeks injunctive relief and damages in an unspecified amount. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain products and services that we currently offer to subscribers. We believe that the claims are without merit and intend to defend the action vigorously. The final disposition of this claim is not expected to have a material adverse effect on our consolidated financial position but could possibly be material to our consolidated results of operations of any one period. Further, at this time the outcome of the litigation is impossible to predict, and no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

We are subject to various legal proceedings that arise in the ordinary course of business. While it is impossible to determine with certainty the ultimate outcome of these matters, it is our opinion that the resolution of these matters will not have a material adverse affect on our consolidated financial condition.

10. Subsequent Event

On October 6, 2006, Insight completed the financing of $2.445 billion of senior secured credit facilities for Insight Midwest Holdings. The facilities comprise term loans in the amount of $2.185 billion and a $260.0 million revolving credit facility. The proceeds were used to refinance Insight Midwest Holdings’ existing senior credit facilities and to redeem all of Insight Midwest’s 10½% Senior Notes due November 1, 2010 and $185.0 million principal amount of Insight Midwest’s 9¾% Senior Notes due October 1, 2009.

INSIGHT CAPITAL, INC.
BALANCE SHEETS
(dollars in thousands, except share and per share amounts)

	September 30,	December 31,
	2006	2005
	unaudited
Assets
Cash	$1	$1
Deferred financing costs, net of accumulated amortization of $13,645 and $11,689 as of September 30, 2006 and December 31, 2005	9,136	11,092
Total assets	$9,137	$11,093
Liabilities and shareholder’s deficit
Accrued interest	$46,331	$20,409
Total current liabilities	46,331	20,409
Senior notes, to be paid by Insight Midwest, LP	1,014,713	1,014,443
Total liabilities	1,061,044	1,034,852
Shareholder’s deficit:
Common stock; $.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Paid-in-capital	1	1
In-substance allocation of proceeds related to senior notes to be paid by Insight Midwest	(479,772)	(531,616)
Accumulated deficit	(572,136)	(492,144)
Total shareholder’s deficit	(1,051,907)	(1,023,759)
Total liabilities and shareholder’s deficit	$9,137	$11,093

See accompanying notes

INSIGHT CAPITAL, INC.
STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands)

	Three months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
Expenses:
Amortization	$(652)	$(652)	$(1,956)	$(1,956)
Interest	(26,014)	(26,006)	(78,036)	(78,013)
Net loss	$(26,666)	$(26,658)	$(79,992)	$(79,969)

See accompanying notes

INSIGHT CAPITAL, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(79,992)	$(79,969)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of discount on notes	270	247
Amortization	1,956	1,956
Interest expense assumed by affiliate	77,766	77,766
Net cash provided by operating activities	—	—
Net increase in cash	—	—
Cash, beginning of period	1	1
Cash, end of period	$1	$1

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

In management’s opinion, the financial statements reflect all adjustments considered necessary for a fair presentation of the statement of financial position as of the interim dates presented. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This quarterly report on Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of our company, including, without limitation, statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. We believe it is important to communicate management’s expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2005, as well as any other cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this quarterly report could have a material adverse effect on our business, operating results and financial condition. Examples of these risks include:

•       All of the services offered by our company face a wide range of competition that could adversely affect our future results of operations;

•       We have substantial debt and have significant interest payment requirements, which may adversely affect our ability to obtain financing in the future to finance our operations and our ability to react to changes in our business;

•       There is uncertainty surrounding our potential dissolution, the process for which may be triggered by either of our partners;

•       The terms of Insight Midwest Holdings’ credit facility may limit our ability to access the cash flow of our subsidiaries;

•       Our programming costs are substantial, and they are expected to increase; and

•       General business conditions, economic uncertainty or slowdown, and the effects of governmental regulation could adversely affect our future results of operations.

We do not undertake any obligation to publicly update or release any revisions to these forward-looking statements to reflect events or circumstances after the date that this report is filed with the SEC or to reflect the occurrence of unanticipated events, except as required by law.

Overview

Our revenues are earned from customer fees for cable television video services including basic, premium, digital and pay-per-view services and ancillary services, such as rental of converters, remote control devices and installations. In addition, we earn revenues from providing high-speed Internet services, selling advertising, providing telephone services, and commissions for products sold through home shopping networks.

The following table is derived from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Revenue	$318,104	$279,019	$931,102	$827,624
Operating costs and expenses:
Programming and other operating costs	112,847	93,815	335,585	284,913
Selling, general and administrative	74,175	63,107	220,958	180,123
Management fees	9,550	8,371	27,933	24,830
Depreciation and amortization	67,402	59,691	196,371	179,327
Total operating costs and expenses	263,974	224,984	780,847	669,193
Operating income	54,130	54,035	150,255	158,431
Interest expense	58,262	50,940	164,314	149,044
Net income (loss)	(3,778)	4,484	(13,008)	12,137
Net cash provided by operating activities	65,553	82,680	200,582	217,853
Net cash used in investing activities	71,322	50,305	212,024	140,767
Net cash used in (provided by) financing activities	(19,125)	22,587	(2,371)	64,337
Capital expenditures	71,131	50,245	211,818	140,357

Use of Adjusted Operating Income before Depreciation and Amortization and Free Cash Flow

We utilize Adjusted Operating Income before Depreciation and Amortization, (defined as operating income before depreciation, amortization and non-cash stock-based compensation) among other measures, to evaluate the performance of our businesses. Adjusted Operating Income before Depreciation and Amortization is considered an important indicator of the operational strength of our businesses and is a component of our annual compensation programs. In addition, our debt agreements use Adjusted Operating Income before Depreciation and Amortization, adjusted for certain non-recurring items, in our leverage and other covenant calculations. We also use this measure to determine how we will allocate resources and capital. Our management finds this measure helpful because it captures all of the revenue and ongoing operating expenses of our businesses and therefore provides a means to directly evaluate the ability of our business operations to generate returns and to compare operating capabilities across our businesses. This measure is also used by equity and fixed income research analysts in their reports to investors evaluating our businesses and other companies in the cable television industry. We believe Adjusted Operating Income before Depreciation and Amortization is useful to investors because it enables them to assess our performance in a manner similar to the methods used by our management and provides a measure that can be used to analyze, value and compare companies in the cable television industry, which may have different depreciation, amortization and stock-based compensation policies.

A limitation of Adjusted Operating Income before Depreciation and Amortization, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses. Management evaluates the costs of such tangible and intangible assets through other financial measures such as capital expenditures, investment spending and Free Cash Flow. Management also evaluates the costs of capitalized tangible and intangible assets by analyzing returns provided on the capital dollars deployed. Another limitation of Adjusted Operating Income before Depreciation and Amortization is that it does not reflect income net of interest expense, which is a significant expense for us because of the substantial debt we incurred to acquire cable television systems and finance capital expenditures to upgrade our cable network. Management evaluates the impact of interest expense through measures including interest expense, Free Cash Flow, the returns analysis discussed above and debt service covenant ratios under our credit facility.

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

Both Adjusted Operating Income before Depreciation and Amortization and Free Cash Flow should be considered in addition to, not as a substitute for, Operating Income, Net Income and various cash flow measures (e.g., Net Cash Provided by Operating Activities), as well as other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States.

Reconciliation of Net Income (Loss) to Adjusted Operating Income before Depreciation and Amortization

The following table reconciles Net Income (Loss) to Adjusted Operating Income before Depreciation and Amortization. In addition, the table provides the components from Net Income (Loss) to Operating Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Net income (loss)	$(3,778)	$4,484	$(13,008)	$12,137
Other (income) expense:
Other (income) expense	12	(871)	(18)	(1,562)
Interest income	(366)	(518)	(1,033)	(1,188)
Interest expense	58,262	50,940	164,314	149,044
Total other expense, net	57,908	49,551	163,263	146,294
Operating income	54,130	54,035	150,255	158,431
Depreciation and amortization	67,402	59,691	196,371	179,327
Stock-based compensation	39	—	115	—
Adjusted Operating Income before Depreciation and Amortization	$121,571	$113,726	$346,741	$337,758

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow

The following table provides a reconciliation from net cash provided by operating activities to Free Cash Flow. In addition, the table provides the components from net cash provided by operating activities to operating income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Operating income	$54,130	$54,035	$150,255	$158,431
Depreciation and amortization	67,402	59,691	196,371	179,327
Stock-based compensation	39	—	115	—
Adjusted Operating Income before Depreciation and Amortization	121,571	113,726	346,741	337,758
Changes in working capital accounts(1)	(26,850)	(10,566)	(17,520)	(7,307)
Cash paid for interest	(29,168)	(20,480)	(128,639)	(112,598)
Net cash provided by operating activities	65,553	82,680	200,582	217,853
Capital expenditures	(71,131)	(50,245)	(211,818)	(140,357)
Free Cash Flow	$(5,578)	$32,435	$(11,236)	$77,496

(1)          Changes in working capital accounts are based on the net cash changes in current assets and current liabilities, excluding charges related to interest and taxes and other non-cash expenses.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenue for the three months ended September 30, 2006 totaled $318.1 million, an increase of 14% over the prior year, due primarily to customer gains in all services, as well as video rate increases. High-speed Internet service revenue increased 22% over the prior year, which was attributable to an increased customer base and was partially offset by lower average revenue per customer due to promotional discounts. We added a net 44,800 high-speed Internet customers during the quarter to end at 579,300 customers.

Basic cable service revenue increased 8% due to an increased customer base and video rate increases, partially offset by promotional discounts. In addition, digital service revenue increased 28% over the prior year primarily due to an increased customer base. We added a net 22,500 digital customers during the quarter to end at 597,700 customers. Other revenue also increased as a result of a settlement of a fiber lease dispute.

We have been increasing customer growth and retention efforts by increasing spending on sales and marketing efforts, emphasizing bundling and enhancing and differentiating our video services by providing video-on-demand, high definition television and digital video recorders. We are also continuing to focus on improving customer satisfaction through higher service levels and increased customer education of product offerings.

Revenue by service offering was as follows for the three months ended September 30 (dollars in thousands):

	Revenue by Service Offering
	Three Months Ended September 30, 2006	% of Total Revenue	Three Months Ended September 30, 2005	% of Total Revenue	% Change in Revenue
Basic	$159,677	50.2%	$148,393	53.2%	7.6%
High-Speed Internet	60,402	19.0%	49,677	17.8%	21.6%
Digital	34,979	11.0%	27,300	9.8%	28.1%
Advertising	20,024	6.3%	18,416	6.6%	8.7%
Premium	13,891	4.4%	13,215	4.7%	5.1%
Telephone	13,249	4.2%	9,020	3.2%	46.9%
Franchise fees	7,496	2.3%	7,681	2.8%	-2.4%
Other	8,386	2.6%	5,317	1.9%	57.7%
Total	$318,104	100.0%	$279,019	100.0%	14.0%

Total Customer Relationships were 1,395,400 as of September 30, 2006, an increase of 61,200 from 1,334,200 as of September 30, 2005. Total Customer Relationships represent the number of customers who receive one or more of our products (i.e., basic cable, high-speed Internet or telephone) without regard to which product they purchase. In the three months ending September 30, 2006, we added 92,400 total Revenue Generating Units (“RGUs”), which represent the sum of basic, digital, high-speed Internet and telephone customers, and as of September 30, 2006, had 2,608,700 RGUs, an increase of 14% from September 30, 2005. RGUs by category were as follows (in thousands):

	September 30, 2006	September 30, 2005
Basic	1,318.8	1,271.0
Digital	597.7	489.9
High-Speed Internet	579.3	439.2
Telephone	112.9	80.9
Total RGUs	2,608.7	2,281.0

Average monthly revenue per basic customer was $80.90 for the three months ended September 30, 2006 compared to $73.58 for the three months ended September 30, 2005. This primarily reflects the continued growth of high-speed Internet and digital product offerings in all markets, as well as video rate increases and one-time revenue from the settlement of a fiber lease dispute.

Programming and other operating costs increased $19.0 million, or 20%. Increases in customers, the addition of new programming content and substantial increases in programming rates were significant drivers of the cost increase for the three months ended September 30, 2006. For the three months ended September 30, 2005, our programming costs reflected certain programming credits and a one-time settlement for a disputed claim with a vendor. These credits resulted from favorable resolution of pricing negotiations related to certain prior period programming costs that were accrued at a higher rate than the amount actually paid. Programming credits for the three months ended September 30, 2006, were significantly lower, causing our overall programming cost increases to be greater. Direct operating costs decreased due to a decrease in our high-speed Internet service costs as we finalized the transition of our Internet services in-house and realized both the cost savings and operational benefits of this investment partially offset by increases in telephone cost of sales as we continue to invest and roll out this product. Other operating costs increased primarily as a result of increases in technical salaries for new and existing employees; increases in repair, maintenance and warranty costs; an increase in taxes due to a change in the tax law in Kentucky; and an increase in outside installation labor due to increased customer activity.

Selling, general and administrative expenses increased $11.2 million, or 18%, primarily due to increased payroll, payroll related costs and temporary help associated with an increase in the number of employees and salary increases for existing employees. The increase in the number of employees represents investments in direct sales, customer care and information technology personnel to continue to upgrade and enhance our product offerings and increase customer satisfaction. A portion of these information technology personnel increases were directly related to the transition of our Internet services in-house. Marketing expenses increased over the prior year to support the continued rollout of high-speed Internet, digital and telephone products, and to grow our core video customer base. Customer billing, collection fees and bad debt expense increased due to the increase in our customer base for the three months ended September 30, 2006.

Management fees increased $1.2 million or 14% to $9.6 million for the three months ended September 30, 2006 from $8.4 million for the three months ended September 30, 2005. Management fees, equal to approximately 3% of revenues, are paid to Insight LP.

Depreciation and amortization expense increased $7.7 million or 13% primarily as a result of an increased level of capital expenditures through September 30, 2006. These expenditures were primarily for purchases of customer premise equipment, installation materials, capitalized labor, headend equipment, network extensions and network capacity and bandwidth increases, all of which we consider necessary in order to continue to maintain and grow our customer base and expand our service offerings. Partially offsetting this increase was a decrease in depreciation expense related to certain assets that have become fully depreciated since September 30, 2005.

As a result of the factors discussed above, Adjusted Operating Income before Depreciation and Amortization increased $7.8 million to $121.6 million, an increase of 7% over the prior year’s third quarter.

Interest expense increased $7.3 million, or 14%, due to i) higher interest rates, which averaged 8.8% for the three months ended September 30, 2006, as compared to 8.0% for the three months ended September 30, 2005, and ii) the termination of our interest rate swap during the three months ended September 30, 2006.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenue for the nine months ended September 30, 2006 totaled $931.1 million, an increase of 13% over the prior year, due primarily to customer gains in all services, as well as video rate increases. High-speed Internet service revenue increased 27% over the prior year, which was attributable to an increased customer base and was partially offset by lower average revenue per customer due to promotional discounts. We added a net 108,900 high-speed Internet customers during the nine months ended September 30, 2006 to end at 579,300 customers.

Basic cable service revenue increased 7% due to an increased customer base and video rate increases, partially offset by promotional discounts. We added a net 37,200 basic customers during the nine months ended September 30, 2006 to end at 1,318,800 customers. In addition, digital service revenue increased 23% over the prior year primarily due to an increased customer base. We added a net 78,900 digital customers during the nine months ended September 30, 2006 to end at 597,700 customers.

Revenue by service offering was as follows for the nine months ended September 30 (dollars in thousands):

	Revenue by Service Offering
	Nine Months Ended September 30, 2006	% of Total Revenue	Nine Months Ended September 30, 2005	% of Total Revenue	% Change in Revenue
Basic	$478,212	51.4%	$446,096	53.9%	7.2%
High-Speed Internet	175,515	18.9%	138,108	16.7%	27.1%
Digital	101,009	10.8%	81,899	9.9%	23.3%
Advertising	57,741	6.2%	55,153	6.7%	4.7%
Premium	41,137	4.4%	41,305	5.0%	-0.4%
Telephone	37,132	4.0%	25,139	3.0%	47.7%
Franchise fees	22,234	2.4%	22,884	2.8%	-2.8%
Other	18,122	1.9%	17,040	2.0%	6.3%
Total	$931,102	100.0%	$827,624	100.0%	12.5%

Average monthly revenue per basic customer was $79.43 for the nine months ended September 30, 2006 compared to $72.52 for the nine months ended September 30, 2005. This primarily reflects the continued growth of high-speed Internet and digital product offerings in all markets, as well as video rate increases.

Programming and other operating costs increased $50.7 million, or 18%. Increases in customers, the addition of new programming content and substantial increases in programming rates were significant drivers of the cost increase for the nine months ended September 30, 2006. For the nine months ended September 30, 2005, our programming costs reflected certain programming credits and a one-time settlement for a disputed claim with a vendor. These credits resulted from favorable resolution of pricing negotiations related to certain prior period programming costs that were accrued at a higher rate than the amount actually paid. Programming credits for the nine months ended September 30, 2006, were significantly lower, causing our overall programming cost increases to be greater. In addition, direct operating costs increased due to an increase in our high-speed Internet service costs and telephone cost of sales. These increases are primarily attributable to the growth in our high-speed Internet and telephone customer base and the payment of contractually obligated and other one-time transition costs to bring Internet services in-house. Other operating costs increased primarily as a result of increases in repair, maintenance and warranty costs; increases in gasoline prices for our vehicle fleet; an increase in taxes due to a change in the tax law in Kentucky; an increase in utility related expenses; and an increase in outside installation labor due to increased customer installation and disconnect activity.

Selling, general and administrative expenses increased $40.9 million, or 23%, primarily due to increased payroll, payroll related costs and temporary help expenses associated with an increase in the number of employees and salary increases for existing employees. Marketing expenses increased over the prior year to support the continued rollout of high-speed Internet, digital and telephone products, and to grow our core video customer base. Customer billing, collection fees and bad debt expense increased due to the increase in our customer base. Professional fees also increased due to increased legal activity for the nine months ended September 30, 2006.

Management fees increased $3.1 million or 12% to $27.9 million for the nine months ended September 30, 2006 from $24.8 million for the nine months ended September 30, 2005. Management fees, equal to approximately 3% of revenues, are paid to Insight LP.

Depreciation and amortization expense increased $17.0 million or 10% primarily as a result of an increased level of capital expenditures through September 30, 2006. These expenditures were primarily for purchases of customer premise equipment, installation materials, capitalized labor, headend equipment, network extensions and network capacity and bandwidth increases, all of which we consider necessary in order to continue to maintain and grow our customer base and expand our service offerings. Partially offsetting this increase was a decrease in depreciation expense related to certain assets that have become fully depreciated since September 30, 2005.

As a result of the factors discussed above, Adjusted Operating Income before Depreciation and Amortization increased $9.0 million to $346.7 million, an increase of 3% over the nine months ended September 30, 2005.

Interest expense increased $15.3 million, or 10%, due to i) higher interest rates, which averaged 8.6% for the nine months ended September 30, 2006, as compared to 7.8% for the nine months ended September 30, 2005, and ii) the termination of our interest rate swap agreement during the nine months ended September 30, 2006.

Liquidity and Capital Resources

Our business requires cash for operations, debt service and capital expenditures. The cable television business has substantial ongoing capital requirements for the construction, expansion and maintenance of its broadband networks and provision of new services. In the past, expenditures have been made for various purposes, including the upgrade of the existing cable network, and will continue to be made for network extensions, network capacity and bandwidth increases, installation of new services, customer premise equipment (e.g., set-top boxes), deployment of new product and service offerings, and, to a lesser extent, network upgrades. Historically, we have been able to meet our cash requirements with cash flow from operations, borrowings under our credit facilities and issuances of private and public debt and equity.

Cash provided by operations for the nine months ended September 30, 2006 and 2005 was $200.6 million and $217.9 million. This decrease was primarily attributable to the increase in our net loss partially offset by the timing of cash receipts and payments related to our working capital accounts.

Cash used in investing activities for the nine months ended September 30, 2006 and 2005 was $212.0 million and $140.8 million. The increase primarily was due to increases in capital expenditures. For the nine months ended September 30, 2006 and 2005, we spent $211.8 million and $140.4 million in capital expenditures. These expenditures principally constituted purchases of customer premise equipment, capitalized labor, installation materials, headend equipment, network capacity and bandwidth increases and system upgrades and rebuilds, all of which are necessary to maintain our existing network, grow our customer base and expand our service offerings.

Cash provided by financing activities for the nine months ended September 30, 2006 was $2.4 million compared to $64.3 million of cash used in financing activities for the nine months ended September 30, 2005. The decrease was due to $65.0 million in net proceeds from borrowings under the Midwest Holdings credit facility for the nine months ended September 30, 2006.

Free Cash Flow for the nine months ended September 30, 2006 totaled ($11.2) million compared to $77.5 million for the nine months ended September 30, 2005. The decrease in Free Cash Flow from September 30, 2005 to September 30, 2006 of $88.7 million was primarily driven by the following:

•       A $71.5 million increase in capital expenditures;

•       A $16.0 million increase in cash interest expense paid primarily driven by an increase in interest rates; and

•       A $10.2 million increase in the use of Free Cash Flow over the same period in the prior year from changes in working capital accounts.

Offsetting these uses of cash was a $9.0 million increase in Adjusted Operating Income before Depreciation and Amortization.

On October 6, 2006, Insight completed the financing of $2.445 billion of senior secured credit facilities for Insight Midwest Holdings. The facilities comprise term loans in the amount of $2.185 billion and a $260.0 million revolving credit facility. The proceeds were used to refinance Insight Midwest Holdings’ existing senior credit facilities and to redeem all of Insight Midwest’s 10½% Senior Notes due November 1, 2010 and $185.0 million principal amount of Insight Midwest’s 9¾% Senior Notes due October 1, 2009. This financing will reduce Insight’s interest payments and near term debt amortizations. As of November 8, 2006, $110.3 million of the $260.0 million revolving credit facility was drawn (including $9.3 million in letters of credit) and Insight had the ability to draw upon $149.7 million of unused availability to fund any shortfall resulting from the inability of Insight Midwest’s cash from operations to fund its capital expenditures, meet its debt service requirements or otherwise fund its operations. Insight expects to use any available Free Cash Flow to repay its indebtedness.

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

The following table summarizes our contractual obligations and commitments, excluding interest and commitments for programming, as of September 30, 2006 (in thousands):

	Contractual Obligations
	Long-Term Debt	Operating Leases	Total
2006	$20,875	$853	$21,728
2007	83,500	2,276	85,776
2008	104,750	1,721	106,471
2009	1,582,500	1,290	1,583,790
2010	630,000	667	630,667
Thereafter	100,000	1,434	101,434
Total cash obligations	$2,521,625	$8,241	$2,529,866

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

The aggregate fair market value and aggregate carrying value of our 9¾% and 10½% senior notes was $1.0 billion as of September 30, 2006. The fair market value of our credit facility borrowings approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest. As of December 31, 2005, the cost, if terminated, of our interest rate swap agreement was $2.4 million and was reflected in our financial statements as an other non-current liability.

Item 4. Controls and Procedures

Insight Midwest’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that (i) Insight Midwest’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (ii) Insight Midwest’s disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to Insight Midwest’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has not been any change in its internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Insight Capital’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that (i) Insight Capital’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (ii) Insight Capital’s disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to Insight Capital’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has not been any change in its internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 in Item 1 of PART I, Notes to Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2005.

Item 5. Other Information

Termination of a Material Definitive Agreement

As previously reported, on October 6, 2006, notices of redemption were delivered to the holders of our 10 1/2% Senior Notes due 2010 (“10½% notes”) and our 9 3/4% Senior Notes due 2009 (“9¾% notes), in accordance with the terms and conditions of the 10 1/2% notes and the 9 3/4% notes. On November 7, 2006, in accordance with the notices of redemption, we redeemed all $630 million outstanding principal amount of the 10 1/2% notes at a redemption price of 103.5% of the principal amount, plus accrued and unpaid interest, and $185 million principal amount of the 9 3/4% notes at a redemption price of 101.625% of the principal amount redeemed, plus accrued and unpaid interest. The aggregate redemption price, including the redemption premium and accrued but unpaid interest, of $843 million was funded with our credit facilities and cash on hand.

As of November 7, 2006, following the redemption, the 10 1/2% notes ceased to be issued and outstanding. The 9 3/4% notes were redeemed on a pro rata basis, and we will continue to make scheduled interest payments on the remaining outstanding $200 million aggregate principal amount of 9 3/4% notes in accordance with, and otherwise comply with, the indenture governing the 9 3/4% notes.

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

Date: November 14, 2006	INSIGHT MIDWEST, L.P.
By: /s/ JOHN ABBOT
John Abbot
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2006	INSIGHT CAPITAL, INC.
By: /s/ JOHN ABBOT
John Abbot
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)