Form 10-Q
period 2007-09-30
INSIGHT CAPITAL INC; INSIGHT MIDWEST LP
filed 2007-11-14
CIK 1110456, 1110458

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
Commission file numbers	333-33540
333-33540-1

INSIGHT MIDWEST, L.P.
INSIGHT CAPITAL, INC.
(Exact name of registrants as specified in their charters)

Delaware Delaware (State or other jurisdiction of incorporation or organization)	13-4079232 13-4079679 (I.R.S. Employer Identification No.)
810 7th Avenue New York, New York (Address of principal executive offices)	10019 (Zip code)

Registrants' telephone number, including area code: 917-286-2300

        Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days.    Yes ☐ No ☒

        (Note: As voluntary filers, not subject to the filing requirements, the registrants filed all reports under Section 13 or 15(d) of the Exchange Act during the preceding 12 months.)

        Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer ☐	Non-accelerated filer ☒

        Indicate by check mark whether the registrants are a shell company (as defined in Exchange Act Rule 12b-2).    Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the registrants' classes of common stock, as of the latest practicable date.

Insight Midwest, L.P.	—	Not Applicable
Insight Capital, Inc.	—	Not Applicable

INSIGHT MIDWEST, LP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Cash and cash equivalents	$37,040	$39,235
Trade accounts receivable, net of allowance for doubtful accounts of $1,211 and $1,148 as of September 30, 2007 and December 31, 2006	31,957	31,060
Prepaid expenses and other current assets	8,676	8,103

Total current assets	77,673	78,398
Fixed assets, net	1,134,041	1,138,186
Goodwill	14,684	14,684
Franchise costs	2,357,535	2,357,535
Deferred financing costs, net of accumulated amortization of $26,173 and $24,129 as of September 30, 2007 and December 31, 2006	13,922	15,554
Investments	1,936	5,800
Other non-current assets	1,891	2,265

Total assets	$3,601,682	$3,612,422

Liabilities and partners' capital
Accounts payable	$46,966	$43,484
Accrued expenses and other current liabilities	47,479	40,101
Accrued property taxes	19,928	13,446
Accrued programming costs (inclusive of $37,323 and $30,677 due to related parties as of September 30, 2007 and December 31, 2006)	54,651	45,880
Deferred revenue	1,303	2,076
Interest payable	48,094	33,440
Due to affiliates	34,641	47,412

Total current liabilities	253,062	225,839
Deferred revenue	196	683
Debt	2,493,878	2,555,722
Other non-current liabilities	874	—
Partners' capital:
Accumulated other comprehensive income	—	306
Partners' accumulated capital	853,672	829,872

Total partners' capital	853,672	830,178

Total liabilities and partners' capital	$3,601,682	$3,612,422

See accompanying notes

INSIGHT MIDWEST, L.P

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)
(dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue	$362,335	$318,104	$1,057,307	$931,102
Operating costs and expenses:
Programming and other operating costs (exclusive of depreciation and amortization) (inclusive of $52,256 and $155,182, and $47,772 and $135,110 of programming expense incurred through related parties for the three and nine months ended September 30, 2007 and 2006)	124,004	109,888	366,717	335,585
Selling, general and administrative (inclusive of $165 and $263 and $39 and $115 of stock-based compensation for the three and nine months ended September 30, 2007 and 2006)	89,454	77,134	260,030	220,958
Management fees	11,280	9,550	32,074	27,933
Depreciation and amortization	72,853	67,402	220,157	196,371

Total operating costs and expenses	297,591	263,974	878,978	780,847

Operating income	64,744	54,130	178,329	150,255
Other income (expense):
Interest expense	(51,025)	(58,262)	(150,053)	(164,314)
Interest income	309	366	873	1,033
Other income (expense)	(5,956)	(12)	(5,474)	18

Total other expense, net	(56,672)	(57,908)	(154,654)	(163,263)

Net income (loss)	$8,072	$(3,778)	$23,675	$(13,008)

See accompanying notes

INSIGHT MIDWEST, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net income (loss)	$23,675	$(13,008)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	220,157	196,371
Stock-based compensation	263	115
Provision for losses on trade accounts receivable	13,272	13,960
Amortization of note discount	3,156	270
Impairment of investment	3,863	—
Loss on disposal of fixed assets	2,077	—
Changes in operating assets and liabilities:
Trade accounts receivable	(14,169)	(13,122)
Prepaid expenses and other assets	(215)	(2,244)
Accounts payable	3,483	(1,975)
Interest payable	14,654	26,064
Accrued expenses and other liabilities	1,269	(5,849)

Net cash provided by operating activities	271,485	200,582

Investing activities:
Purchase of fixed assets	(208,272)	(211,818)
Sale of fixed assets	3	572
Purchase of investments	—	(778)

Net cash used in investing activities	(208,269)	(212,024)

Financing activities:
Repayment of credit facilities	(75,000)	(62,625)
Net proceeds from borrowings under credit facilities	10,000	65,000
Debt issuance costs	(412)	—
Other	1	(4)

Net cash (used in) provided by financing activities	(65,411)	2,371

Net decrease in cash and cash equivalents	(2,195)	(9,071)
Cash and cash equivalents, beginning of period	39,235	24,853

Cash and cash equivalents, end of period	$37,040	$15,782

See accompanying notes

INSIGHT MIDWEST, LP

NOTES TO CONSOLIDATED STATEMENTS

1. Organization and Basis of Presentation

        We were formed in September 1999 to serve as the holding company and a financing vehicle for Insight Communications Company, Inc.'s ("Insight Inc.") cable television system joint venture with AT&T Broadband, LLC (now known as Comcast Cable Holdings, LLC ("Comcast Cable")). We are owned 50% by Insight Communications Company, L.P. ("Insight LP"), which is wholly owned by Insight Inc., and 50% by an indirect subsidiary of Comcast Cable. Insight LP serves as our general partner and manages and operates our systems.

        Through our wholly owned operating subsidiaries, Insight Communications Midwest, LLC ("Insight Communications Midwest"), Insight Communications of Central Ohio, LLC ("Insight Ohio") and Insight Kentucky Partners II, L.P. ("Insight Kentucky"), we own and operate cable television systems in Illinois, Indiana, Kentucky and Ohio which passed approximately 2.5 million homes and had approximately 1.4 million customer relationships as of September 30, 2007.

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

        On April 1, 2007, our partnership agreement was amended, and Insight LP agreed with Comcast Cable on a division of our assets and liabilities. Upon completion of the transaction, we will own 100% of the cable systems serving customers in Louisville, Lexington, Bowling Green and Covington, Kentucky, in Evansville, Indiana, and in Columbus, Ohio, (the "Insight Systems Group") and Comcast Cable will own 100% of the cable systems serving customers in Rockford/Dixon, Quincy/Macomb, Springfield, Peoria and Champaign/Urbana, Illinois and in Bloomington, Anderson, Lafayette and Kokomo, Indiana (the "Comcast Systems Group"). Pending completion of the transaction, Insight LP will continue to serve as our general partner and control and manage all of our cable systems. Insight LP will continue to include the results of our operations in its consolidated financial statements. In conjunction with the division of assets and liabilities, the Insight Systems Group was initially allocated approximately $1,259.6 billion of our debt and the Comcast Systems Group was initially allocated approximately $1,335.4 billion of our debt. The closing is subject to closing conditions, including local governmental approvals and regulatory approvals, and is expected to be completed by the end of 2007. Subsequent to April 1, 2007, earnings and losses accrue to the respective partner's based on the actual results of the Insight Systems Group and the Comcast Systems Group.

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

        In management's opinion, the consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or any other interim period.

3. Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishing a framework for measuring fair value and expands disclosure about fair value measurements. This statement is effective for us beginning January 1, 2008. We do not expect SFAS No. 157 to have a material impact on our consolidated financial statements.

        In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities ("SFAS No. 159"). SFAS No. 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. This statement is effective for us beginning January 1, 2008. We do not expect SFAS No. 159 to have a material impact on our consolidated financial statements.

4. Investments

Oxygen Cable, LLC

        Oxygen Cable, LLC ("Oxygen") is an independent cable television network with programming tailored to the interests of women. On July 9, 2002, we entered into a carriage agreement with Oxygen, whereby we agreed to carry programming content from Oxygen. In October 2006, we agreed to extend the term of the carriage agreement through December 31, 2008. Concurrently with the carriage agreement, we entered into an equity issuance agreement with Oxygen. Pursuant to the equity issuance agreement, a portion of the monthly programming fees paid to Oxygen through December 31, 2006 represented our equity investment in Oxygen. The Chairman and CEO of Oxygen is a member of our Board of Directors.

        In October 2007, Oxygen announced that it has entered into a merger agreement with NBC Universal, Inc. under which Oxygen's stockholders will receive cash in exchange for their shares. Oxygen has provided us with an Information Statement which sets forth the value of our equity, and we have recorded a $3.9 million impairment on this investment in other income (expense) in the accompanying consolidated statements of operations as of September 30, 2007. We are accounting for our investment in Oxygen under the cost method. As of September 30, 2007 and December 31, 2006, our carrying value in this investment was $1.9 and $5.8 million, respectively.

5. Fixed Assets

        Fixed assets consisted of (in thousands):

	September 30, 2007	December 31, 2006
	(unaudited)
Land, buildings and improvements	$43,420	$42,058
Cable system equipment	2,853,032	2,654,416
Furniture, fixtures and office equipment	21,572	20,990

	2,918,024	2,717,464
Less: accumulated depreciation and amortization	(1,783,983)	(1,579,278)

Total fixed assets, net	$1,134,041	$1,138,186

        We recorded depreciation expense of $72.1 million and $218.0 million for the three and nine months ended September 30, 2007 and $66.2 million and $192.7 million for the three and nine months ended September 30, 2006.

6. Debt

        Debt consisted of (in thousands):

	September 30, 2007	December 31, 2006
	(unaudited)
Note payable to Insight Inc.	$100,000	$100,000
Insight Midwest Holdings Credit Facility	2,221,000	2,286,000
Insight Midwest 9 3/4% Senior Notes	200,000	200,000

	2,521,000	2,586,000
Net unamortized discount	(27,122)	(30,278)

Total debt	$2,493,878	$2,555,722

Insight Midwest Holdings $2.445 Billion Credit Facility

        Our wholly owned subsidiary, Insight Midwest Holdings, LLC, serves as borrower under a $2.445 billion senior secured credit facility. Obligations under this credit facility are secured by a pledge of the outstanding equity interests of Insight Midwest Holdings and its subsidiaries. The facility is comprised of a $385.0 million A Term Loan scheduled to mature on October 6, 2013, a $1.8 billion B Term Loan scheduled to mature on April 6, 2014 and $260.0 million in revolving commitments scheduled to terminate on October 6, 2012. Insight Midwest Holdings used the proceeds to refinance the existing senior credit facility and to redeem a portion of the outstanding Senior Notes. The weighted average interest rate for debt outstanding under the credit facility was 7.0% at September 30, 2007. As of September 30, 2007 we were in compliance with the credit facility's covenant requirements.

        On March 28, 2002, we borrowed $100.0 million from Insight Inc. The loan bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments. Insight Midwest Holdings is permitted under the credit facility to make distributions to us for the purpose of repaying this loan, including accrued interest, provided that there are no defaults existing under the credit facility. During the three and nine months ended September 30, 2007, we repaid a total of $10.5 and $15.0 million of the loan balance. As of September 30, 2007 and December 31, 2006, the balance of the $100.0 million loan, including accrued interest, was $130.1 million and $136.1 million.

Debt Principal Payments

        As of September 30, 2007, the remaining principal payments required on our debt were as follows (in thousands):

2007	$—
2008	9,312
2009	242,063
2010	61,313
2011	180,562
Thereafter	2,027,750

Total	$2,521,000

7. Derivative Instruments

        We enter into derivative instruments, typically interest-rate swap agreements, to modify the interest characteristics of our outstanding debt to either a floating or fixed rate basis. These agreements involve fixed rate interest payments in exchange for floating rate interest receipts, known as cash flow hedges, and floating rate interest payments in exchange for fixed rate interest receipts, known as fair value hedges, over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued during each period based on expected payments and/or receipts and is recognized as an adjustment to interest expense related to the debt. The estimated fair value is included in other current or non-current liabilities or assets.

        Gains and losses related to cash flow hedges that are determined to be effective hedges are recorded as accumulated other comprehensive income or loss in the accompanying consolidated balance sheets. Gains and losses related to fair value hedges that are determined to be effective hedges are recorded in the consolidated statements of operations as an adjustment to the swap instrument and an equal and offsetting adjustment to the carrying value of the underlying debt. Gains and losses related to interest rate swaps that are determined not to be effective hedges and do not qualify for hedge accounting are recorded in our consolidated statements of operations as other income or expense and as an adjustment to the underlying swap instrument.

Cash Flow Hedges

        In October 2006, we entered into two interest rate swap agreements to hedge our exposure to fluctuations in the base rate for our Term Loan B whereby we swapped floating rates for:

  •
  a fixed rate of 5.240% on $450.0 million notional value of our Term Loan B debt which expires in December 2007; and

  •
  a fixed rate of 5.148% on $400.0 million notional value of our Term Loan B debt which expires in December 2008.

        In the third quarter these swaps offset movements in the base rate for our Term Loan B by 101.1% and 101.7%, respectively. During the second quarter of 2007, these swap agreements were determined to be ineffective cash flow hedges for the purposes of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. At September 30, 2007 and December 31, 2006, the estimated (cost if terminated) fair value of these interest rate swap agreements was approximately ($923,000) million and $306,000 and were recorded in other current or non-current (liabilities) or assets on the accompanying consolidated balance sheets depending on the expiration date of the underlying swap agreement.

8. Related Party Transactions

Programming

        We purchase the majority of our programming through affiliates of Comcast Cable. Charges for such programming, including a 1 1/2% administrative fee, were $52.3 million and $155.2 million for the three and nine months ended September 30, 2007 and $47.8 million and $135.1 million for the three and nine months ended September 30, 2006. As of September 30, 2007 and December 31, 2006, $37.3 million and $30.7 million of accrued programming costs were due to affiliates of Comcast Cable. We believe that the programming rates charged through these affiliates are lower than those available from independent parties. Upon the completion of the division of assets and liabilities described in Note 1, we will no longer have the right to purchase programming services for our systems through this affiliate arrangement.

Insight Interactive

        Effective November 17, 1999, Insight Cable Services entered into a Contribution Agreement with Source Media, Inc., providing for the creation of a joint venture, Insight Interactive LLC. Under the terms of the Contribution Agreement, Source Media contributed its Virtual Modem 2.5 software and the Interactive Channel products and services, including SourceGuide and LocalSource television content. On March 14, 2002, Insight Cable Services purchased the remaining 50% equity interest in Insight Interactive that it did not already own from Source Media. We are currently providing Insight Interactive's services to customers in some of our systems. Fees for such services totaled $512,000 and $1.6 million for the three and nine months ended September 30, 2007 and $874,000 and $2.6 million for the three and nine months ended September 30, 2006.

Due To Affiliates

        As of September 30, 2007 and December 31, 2006, we had amounts owed to Insight LP, our manager, primarily comprised of accrued interest related to our $100.0 million note payable to Insight Inc., incurred but unpaid management fees, calculated as approximately 3% of revenues, capital expenditures and other operational expenses.

9. Partnership Split-Up Costs

        During the three and nine months ended September 30, 2007, we recorded $0 and $2.5 million in employee retention benefits, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and $112,000 and $609,000 in legal fees in connection with matters related to our agreement with Comcast to divide our assets and liabilities. The closing of the partnership split-up is subject to closing conditions, including local governmental approvals and regulatory approvals, and is expected to be completed by the end of 2007.

        The Company has a plan to provide one-time retention benefits for certain employees related to the partnership split-up. During the third quarter of 2007, the total amount expected to be paid in connection with the plan was adjusted to $4.0 million, of which the balance in excess of the amount expensed through September 30, 2007, will be recognized over the remaining period that the employees are expected to provide services under the plan. These one-time retention benefits and legal fees are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

INSIGHT CAPITAL, INC.

BALANCE SHEETS

(dollars in thousands, except share and per share amounts)

	September 30, 2007	December 31, 2006
	unaudited
Assets
Cash	$1	$1
Deferred financing costs, net of accumulated amortization of $15,439 and $14,149 as of September 30, 2007 and December 31, 2006	7,347	8,637

Total assets	$7,348	$8,638

Liabilities and shareholder's deficit
Accrued interest	$9,750	$4,875

Total current liabilities	9,750	4,875
Senior notes, to be paid by Insight Midwest, LP	178,825	175,675

Total liabilities	188,575	180,550
Shareholder's deficit:
Common stock; $.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Paid-in-capital	1	1
In-substance allocation of proceeds related to senior notes to be paid by Insight Midwest	437,381	427,631
Accumulated deficit	(618,609)	(599,544)

Total shareholder's deficit	(181,227)	(171,912)

Total liabilities and shareholder's deficit	$7,348	$8,638

See accompanying notes

INSIGHT CAPITAL, INC.

STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Expenses:
Amortization	$(430)	$(652)	$(1,290)	$(1,956)
Interest	(5,925)	(26,014)	(17,775)	(78,036)

Net loss	$(6,355)	$(26,666)	$(19,065)	$(79,992)

See accompanying notes

INSIGHT CAPITAL, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(19,065)	$(79,992)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of discount on notes	3,150	270
Amortization	1,290	1,956
Interest expense assumed by affiliate	14,625	77,766

Net cash provided by operating activities	—	—

Net increase in cash	—	—
Cash, beginning of period	1	1

Cash, end of period	$1	$1

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

        In management's opinion, the financial statements reflect all adjustments considered necessary for a fair presentation of the statement of financial position as of the interim dates presented. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

        This quarterly report on Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of our company, including, without limitation, statements preceded by, followed by or that include the words "believes," "expects," "anticipates," "estimates" or similar expressions. We believe it is important to communicate management's expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2006, as well as any other cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this quarterly report could have a material adverse effect on our business, operating results and financial condition. Examples of these risks include:

  •
  All of the services offered by our company face a wide range of competition that could adversely affect our future results of operations;

  •
  We have substantial debt and have significant interest payment requirements, which may adversely affect our ability to obtain financing in the future to fund our operations and our ability to react to changes in our business;

  •
  Upon completion of the transfer to a subsidiary of Comcast Corporation of the assets comprising its systems group, we will face new challenges as a smaller company, including operating at lower margins;

  •
  The terms of Insight Midwest Holdings' credit facility may limit our ability to access the cash flow of our subsidiaries;

  •
  Our programming costs are substantial, and they are expected to increase, particularly as a result of the pending transfer to Comcast of the assets comprising its systems group; and

  •
  General business conditions, economic uncertainty or slowdown, and the effects of governmental regulation could adversely affect our future results of operations.

        We do not undertake any obligation to publicly update or release any revisions to these forward-looking statements to reflect events or circumstances after the date that this report is filed with the SEC or to reflect the occurrence of unanticipated events, except as required by law.

Overview

        Our revenues are earned from customer fees for cable television video services including basic, classic, digital, premium, video-on-demand and ancillary services, such as rental of converters, remote control devices and installations. In addition, we earn revenues from providing high-speed Internet services, selling advertising, providing telephone services, and commissions for products sold through home shopping networks.

        The following table is derived from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Revenue	$362,335	$318,104	$1,057,307	$931,102
Operating costs and expenses:
Programming and other operating costs	124,004	109,888	366,717	335,585
Selling, general and administrative	89,454	77,134	260,030	220,958
Management fees	11,280	9,550	32,074	27,933
Depreciation and amortization	72,853	67,402	220,157	196,371

Total operating costs and expenses	297,591	263,974	878,978	780,847

Operating income	64,744	54,130	178,329	150,255
Interest expense	51,025	58,262	150,053	164,314
Net income (loss)	8,072	(3,778)	23,675	(13,008)
Net cash provided by operating activities	96,336	65,553	271,485	200,582
Net cash used in investing activities	76,231	71,322	208,269	212,024
Net cash (used in) provided by financing activities	(19,999)	19,125	(65,411)	2,371
Capital expenditures	76,195	71,131	208,272	211,818

Use of Adjusted Operating Income before Depreciation and Amortization and Free Cash Flow

        We utilize Adjusted Operating Income before Depreciation and Amortization, (defined as operating income before depreciation, amortization, non-cash stock-based compensation and partnership dissolution costs) among other measures, to evaluate the performance of our businesses. Adjusted Operating Income before Depreciation and Amortization is considered an important indicator of the operational strength of our businesses and is a component of our annual compensation programs. In addition, our debt agreements use Adjusted Operating Income before Depreciation and Amortization, adjusted for certain non-recurring items, in our leverage and other covenant calculations. We also use this measure to determine how we will allocate resources and capital. Our management finds this measure helpful because it captures all of the revenue and ongoing operating expenses of our businesses and therefore provides a means to directly evaluate the ability of our business operations to generate returns and to compare operating capabilities across our businesses. This measure is also used by equity and fixed income research analysts in their reports to investors evaluating our businesses and other companies in the cable television industry. We believe Adjusted Operating Income before Depreciation and Amortization is useful to investors and bondholders because it enables them to assess our performance in a manner similar to the methods used by our management and provides a measure that can be used to analyze, value and compare companies in the cable television industry, which may have different depreciation, amortization and stock-based compensation policies.

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

        Free Cash Flow is net cash provided by operating activities (as defined by accounting principles generally accepted in the United States) less capital expenditures. Free Cash Flow is considered to be an important indicator of our liquidity, including our ability to repay indebtedness. We believe Free Cash Flow is useful for investors and bondholders because it enables them to assess our ability to service our debt and to fund continued growth with internally generated funds in a manner similar to the methods used by our management, and provides a measure that can be used to analyze, value and compare companies in the cable television industry.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Net income (loss)	$8,072	$(3,778)	$23,675	$(13,008)
Other (income) expense:
Other (income) expense	5,956	12	5,474	(18)
Interest income	(309)	(366)	(873)	(1,033)
Interest expense	51,025	58,262	150,053	164,314

Total other expense, net	56,672	57,908	154,654	163,263

Operating income	64,744	54,130	178,329	150,255
Depreciation and amortization	72,853	67,402	220,157	196,371
Partnership dissolution costs	112	—	3,153	—
Stock-based compensation	165	39	263	115

Adjusted Operating Income before Depreciation and Amortization	$137,874	$121,571	$401,902	$346,741

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow

        The following table provides a reconciliation from net cash provided by operating activities to Free Cash Flow. In addition, the table provides the components from net cash provided by operating activities to operating income for purposes of the discussions that follow.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Operating income	$64,744	$54,130	$178,329	$150,255
Depreciation and amortization	72,853	67,402	220,157	196,371
Partnership dissolution costs	112	—	3,153	—
Stock-based compensation	165	39	263	115

Adjusted Operating Income before Depreciation and Amortization	137,874	121,571	401,902	346,741
Changes in working capital accounts(1)	(797)	(26,850)	(8,080)	(17,520)
Cash paid for interest	(40,741)	(29,168)	(122,337)	(128,639)

Net cash provided by operating activities	96,336	65,553	271,485	200,582
Capital expenditures	(76,195)	(71,131)	(208,272)	(211,818)

Free Cash Flow	$20,141	$(5,578)	$63,213	$(11,236)

(1)
Changes in working capital accounts are based on the net cash changes in current assets and current liabilities, excluding charges related to interest and taxes and other non-cash expenses.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

        Revenue for the three months ended September 30, 2007 totaled $362.3 million, an increase of 14% over the prior year, due primarily to Revenue Generating Unit ("RGU") growth across all of our services, as well as video rate increases. High-speed Internet service revenue increased 28% over the prior year, which was primarily attributable to an increased customer base. We added a net 47,900 high-speed Internet customers during the quarter to end at 722,800 customers.

        Basic cable service revenue increased 6% due to an increased customer base and video rate increases, partially offset by promotional discounts. In addition, digital service revenue increased 22% over the prior year due to an increased customer base and a $1.23 increase in digital average revenue per customer ("ARPU"). We added a net 26,100 digital customers during the quarter to end at 687,600 customers.

        We have been increasing our customer growth and retention efforts by increasing spending on sales and marketing efforts, emphasizing bundling and enhancing and differentiating our video services with video-on-demand, high definition television and digital video recorders. We are also continuing to focus on improving customer satisfaction through higher service levels and increased customer education of our product offerings.

        To increase our bundling opportunities and extend our growth potential in future years, during the second half of 2006 and in January 2007, we successfully rolled out our telephone product in eight previously unserved districts. As a result, we added a net 44,000 telephone customers during the quarter to end at 221,200 customers.

        Revenue by service offering was as follows for the three months ended September 30 (dollars in thousands):

	Revenue by Service Offering
	Three Months Ended September 30, 2007	% of Total Revenue	Three Months Ended September 30, 2006	% of Total Revenue	% Change in Revenue
Basic	$169,510	46.8%	$159,677	50.2%	6.2%
High-Speed Internet	76,994	21.2%	60,402	19.0%	27.5%
Digital	42,818	11.8%	34,979	11.0%	22.4%
Telephone	24,631	6.8%	13,249	4.2%	85.9%
Advertising	21,133	5.8%	20,024	6.3%	5.5%
Premium	13,841	3.8%	13,891	4.4%	(0.4)%
Franchise fees	8,081	2.2%	7,496	2.3%	7.8%
Other	5,327	1.6%	8,386	2.6%	(36.5)%

Total	$362,335	100.0%	$318,104	100.0%	13.9%

        Total Customer Relationships were 1,449,400 as of September 30, 2007, an increase of 54,000 from 1,395,400 as of September 30, 2006. Total Customer Relationships represent the number of customers who receive one or more of our products (i.e., basic cable, high-speed Internet or telephone) without regard to which product they purchase.

        In the quarter ended September 30, 2007, we added 139,100 RGUs which represent the sum of basic, digital, high-speed Internet and telephone customers, and as of September 30, 2007 had 2,993,700 RGUs, an increase of 15% from September 30, 2006. RGUs by product category were as follows (in thousands):

	September 30, 2007	September 30, 2006
Basic	1,362.1	1,318.8
High-speed Internet	722.8	579.3
Digital	687.6	597.7
Telephone	221.2	112.9

Total RGUs	2,993.7	2,608.7

        Average monthly revenue per basic customer was $89.36 for the three months ended September 30, 2007, compared to $80.90 for the three months ended September 30, 2006. This primarily reflects the continued growth of high-speed Internet, digital video and telephone product offerings in all markets, as well as video rate increases.

        Programming and other operating costs increased $14.1 million, or 13%. Increases in programming rates, customers and the addition of new programming content were significant drivers of the cost increase for the quarter ended September 30, 2007. Other direct operating costs increased due to the increase in telephone cost of service as we successfully rolled out this product in eight previously unserved districts during the second half of 2006 and in January 2007 and an increase in high-speed Internet service costs due to the increased customer base. Other operating costs increased primarily as a result of an increase in installation labor due to increased customer activity.

        Selling, general and administrative expenses increased $12.3 million, or 16%, primarily due to increased payroll, payroll-related costs and temporary help associated with an increase in the number of employees and salary increases for existing employees. The increase in the number of employees represents investments in sales and marketing, customer care and network operations personnel to continue to upgrade and enhance our product offerings, manage our increasingly complex network and increase customer satisfaction. A portion of the network operations personnel increases were in support of our recent telephone product launches. Partnership dissolution costs of $112,000 recorded in the third quarter of 2007 that primarily related to the planned division of the partnership with Comcast significantly contributed to the increase in selling, general and administrative expenses. Franchise fees, customer billing and collection fees increased primarily due to the increase in our revenues and our customer base. Marketing expenses increased over the prior year to support the continued rollout of high-speed Internet, digital and telephone products, and to grow our core video customer base.

        Management fees increased $1.7 million or 18% to $11.3 million for the three months ended September 30, 2007 from $9.6 million for the three months ended September 30, 2006. Management fees, equal to approximately 3% of revenues, are paid to Insight LP.

        Depreciation and amortization expense increased $5.5 million or 8% primarily as a result of a continued high level of capital expenditures through September 30, 2007. These expenditures were primarily for purchases of customer premise equipment, installation labor and materials, capitalized labor, headend equipment, network extensions and network capacity and bandwidth increases, all of which we consider necessary in order to continue to maintain and grow our customer base and expand our service offerings. Partially offsetting this increase was a decrease in depreciation expense related to certain assets that have become fully depreciated since September 30, 2006.

        As a result of the factors discussed above, Adjusted Operating Income before Depreciation and Amortization increased $16.3 million to $137.9 million, an increase of 13% over the prior year's quarter.

        Interest expense decreased $7.2 million, or 12%. In October, 2006, Insight Midwest Holdings entered into a new $2.445 billion senior secured credit facility, using the proceeds to refinance our existing senior credit facility and to redeem a portion of the outstanding 9 3/4% Senior Notes and all of the outstanding 10 1/2% Senior Notes of Insight Midwest. Because of this refinancing, lower borrowing base rates and lower costs of borrowing as a result of improved leverage ratios, our interest rate averaged 7.6% for the three months ended September 30, 2007, as compared to 8.8% for the three months ended September 30, 2006.

        Other expense was $6.0 million for the three months ended September 30, 2007 and primarily reflected the $3.9 million impairment loss on our investment in Oxygen and $2.1 million from losses on the sale of fixed assets.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

        Revenue for the nine months ended September 30, 2007, totaled $1,057.3 million, an increase of 14% over the prior year, due primarily to RGU growth across all of our services, as well as video rate increases. High-speed Internet service revenue increased 25% over the prior year, which was attributable to an increased customer base and was partially offset by lower ARPU due to promotional discounts. We added a net 111,600 high-speed Internet customers during the nine months to end at 722,800 customers.

        Basic cable service revenue increased 6% due to an increased customer base and video rate increases, partially offset by promotional discounts. We added a net 39,300 basic customers during the nine months to end at 1,362,100 customers. In addition, digital service revenue increased 25% over the prior year due to an increased customer base and a $1.43 increase in digital ARPU. We added a net 66,000 digital customers during the nine months to end at 687,000 customers.

        To increase our bundling opportunities and extend our growth potential in future years, during the second half of 2006 and in January 2007, we successfully rolled out our telephone product in eight previously unserved districts. As a result, we added a net 97,800 telephone customers during the nine months to end at 221,200 customers.

        Revenue by service offering was as follows for the nine months ended September 30 (dollars in thousands):

	Revenue by Service Offering
	Nine Months Ended September 30, 2007	% of Total Revenue	Nine Months Ended September 30, 2006	% of Total Revenue	% Change in Revenue
Basic	$507,552	48.0%	$478,212	51.4%	6.1%
High-Speed Internet	219,785	20.8%	175,515	18.9%	25.2%
Digital	126,312	11.9%	101,009	10.8%	25.1%
Telephone	60,517	5.7%	37,132	4.0%	63.0%
Advertising	60,192	5.7%	57,741	6.2%	4.2%
Premium	41,989	4.0%	41,137	4.4%	2.1%
Franchise fees	24,193	2.3%	22,234	2.4%	8.8%
Other	16,767	1.6%	18,122	1.9%	-7.5%

Total	$1,057,307	100.0%	$931,102	100.0%	13.6%

        Average monthly revenue per basic customer was $87.51 for the nine months ended September 30, 2007, compared to $79.43 for the nine months ended September 30, 2006. This primarily reflects the continued growth of high-speed Internet, digital video and telephone product offerings in all markets, as well as video rate increases.

        Programming and other operating costs increased $31.1 million, or 9%. Increases in programming rates, customers and the addition of new programming content were significant drivers of the cost increase for the nine months ended September 30, 2007. For the nine months ended September 30, 2006, programming costs reflected certain programming credits resulting from favorable resolution of pricing negotiations related to certain prior period programming costs that were accrued at a higher rate than the amount actually paid. Programming credits for the nine months ended September 30, 2007 were significantly lower, causing overall programming cost increases to be greater.

        Other direct operating costs increased due to the increase telephone cost of service as we successfully rolled out this product in eight previously unserved districts during the second half of 2006 and in January 2007. This increase was partially offset by decreases in our high-speed Internet service costs as the company, in 2006, transitioned its Internet services in-house and realized both costs savings and operational benefits from this investment even while increasing our customer base.

        Selling, general and administrative expenses increased $39.1 million, or 18%, primarily due to increased payroll, payroll-related costs and temporary help associated with an increase in the number of employees and salary increases for existing employees. The increase in the number of employees represents investments in sales and marketing, customer care and network operations personnel to continue to upgrade and enhance our product offerings, manage our increasingly complex network and increase customer satisfaction. A portion of the network operations personnel increases were in support of our recent telephone product launches. Partnership dissolution costs of $3.2 million recorded in the nine months ended September 30, 2007 that primarily related to the planned division of the partnership with Comcast significantly contributed to the increase in selling, general and administrative expenses. Marketing expenses increased over the prior year to support the continued rollout of high-speed Internet, digital and telephone products, and to grow our core video customer base. Franchise fees, customer billing and collection fees increased primarily due to the increase in our revenues and our customer base.

        Management fees increased $4.1 million or 15% to $32.1 million for the nine months ended September 30, 2007 from $28.0 million for the nine months ended September 30, 2006. Management fees, equal to approximately 3% of revenues, are paid to Insight LP.

        Depreciation and amortization expense increased $23.8 million, or 12%, primarily as a result of a continued high level of capital expenditures through September 30, 2007. These expenditures were primarily for purchases of customer premise equipment, installation labor and materials, capitalized labor, headend equipment, network extensions and network capacity and bandwidth increases, all of which we consider necessary in order to continue to maintain and grow our customer base and expand our service offerings. Partially offsetting this increase was a decrease in depreciation expense related to certain assets that have become fully depreciated since September 30, 2006.

        As a result of the factors discussed above, Adjusted Operating Income before Depreciation and Amortization increased $55.2 million to $401.9 million, an increase of 16%.

        Interest expense decreased $14.3 million, or 9%. In October, 2006, Insight Midwest Holdings entered into a new $2.445 billion senior secured credit facility, using the proceeds to refinance our existing senior credit facility and to redeem a portion of the outstanding 9 3/4% Senior Notes and all of the outstanding 10 1/2% Senior Notes of Insight Midwest. Because of this refinancing, lower borrowing base rates and lower costs of borrowing as a result of improved leverage ratios, our interest rate averaged 7.6% for the nine months ended September 30, 2007, as compared to 8.5% for the nine months ended September 30, 2006.

        Other expense was $5.5 million for the nine months ended September 30, 2007 and primarily reflected the $3.9 million impairment loss on our investment in Oxygen and $1.6 million from losses on the sale of fixed assets.

Liquidity and Capital Resources

        Our business requires cash for operations, debt service and capital expenditures. The cable television business has substantial ongoing capital requirements for the provision of new services and the construction, expansion and maintenance of its broadband networks. In the past, expenditures have been made for various purposes including the upgrade of the existing cable network, and will continue to be made for customer premise equipment (e.g., set-top boxes), installation and deployment of new product and service offerings, capitalized payroll, network capacity, bandwidth increases, network extensions, and, to a lesser extent, network upgrades. Historically, we have been able to meet our cash requirements with cash flow from operations, borrowings under our credit facilities and issuances of private and public debt and equity.

        Cash provided by operations for the nine months ended September 30, 2007 and 2006 was $271.5 million and $200.6 million. The increase was primarily attributable to the decrease in our net loss and an increase in non-cash items, specifically depreciation and amortization.

        Cash used in investing activities for the nine months ended September 30, 2007 and 2006 was $208.3 million and $212.0 million and was primarily for capital expenditures. These expenditures principally constituted purchases of customer premise equipment, installation labor and materials and capitalized labor, all of which are necessary to grow our customer base and expand our service offerings.

        Cash used in financing activities for the nine months ended September 30, 2007 and 2006 was $65.4 million compared to $2.4 million of cash provided by financing activities for the nine months ended September 30, 2006. The uses of cash in 2007 were primarily for the repayment of our credit facility and, in 2006 cash was provided by net proceeds from borrowings under the credit facility.

        Free Cash Flow for the nine months ended September 30, 2007 totaled $63.2 million, compared to ($11.2) million for the nine months ended September 30, 2006. This increase in Free Cash Flow from September 30, 2006 to September 30, 2007 of $74.4 million was primarily driven by the following:

  •
  A $55.2 million increase in Adjusted Operating Income before Depreciation and Amortization;

  •
  A $9.4 million increase in the generation of Free Cash Flow over the same period in the prior year from changes in working capital accounts;

  •
  A $6.3 million decrease in cash interest expense paid primarily driven by the refinancing of our credit facility in the fourth quarter of 2006. We pay interest quarterly on the new credit facility and paid interest semi-annually (in Q2 and Q4) on the bonds it refinanced; and

  •
  A $3.5 million decrease in capital expenditures.

        We have a substantial amount of debt. Our high level of debt could have important consequences. Our principal source of cash we need to pay our obligations and to repay the principal amount of our debt obligations is the cash that our subsidiaries generate from their operations and their borrowings. We believe that the Insight Midwest Holdings credit facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan. As of September 30, 2007 we had the ability to draw upon $214.3 million of unused availability under the Insight Midwest Holdings credit facility to fund any shortfall resulting from the inability of our cash from operations to fund our capital expenditures, meet our debt service requirements or otherwise fund our operations. As of September 30, 2007 we were in compliance with all covenants under our credit agreement.

        On April 1, 2007, our partnership agreement was amended, and our manager agreed with Comcast on a division of our assets and liabilities. Upon completion of the transaction, we will own 100% of the cable systems serving customers in Louisville, Lexington, Bowling Green and Covington, Kentucky, in Evansville, Indiana, and in Columbus, Ohio, and Comcast will own 100% of the cable systems serving customers in Rockford/Dixon, Quincy/Macomb, Springfield, Peoria and Champaign/Urbana, Illinois and in Bloomington, Anderson, Lafayette and Kokomo, Indiana. Pending completion of the transaction, our manager will continue to serve as our general partner and control and manage all of our cable systems. Our manager will continue to include the results of our operations in its consolidated financial statements. In conjunction with the division of assets and liabilities, the Insight Systems Group was initially allocated approximately $1,259.6 billion of our debt and the Comcast Systems Group was initially allocated approximately $1,335.4 billion of our debt. The closing is subject to closing conditions, including local governmental approvals and regulatory approvals, and is expected to be completed by the end of 2007.

        The credit facility has been structured to survive the division, subject to certain conditions, including:

  •
  pro forma financial covenant compliance upon consummation of the division;

  •
  compliance with the financial covenants for the remaining life of the credit facility; and

  •
  there shall not have occurred and be continuing any event of default that would continue after giving effect to the division.

        Subject to pro forma financial covenant compliance, any cash received as a result of the division may be applied, at our manager's option, to: (a) repay the remaining 9 3/4% senior notes, (b) repay the Insight Inc. 12 1/4% senior discount notes, (c) repay the $100.0 million intercompany note, (d) prepay the Term Loans on a pro rata basis, (e) repay other debt and/or (f) for general corporate purposes. After the occurrence of the division, the margin with respect to the Term Loan B will increase by 50 basis points, or 0.50%, if and for so long as the Insight Midwest Holdings' leverage ratio exceeds 6.50:1.00. Upon the occurrence of the division, the maximum leverage permitted will increase by 0.50:1.00.

        The following table summarizes our contractual obligations and commitments, excluding interest and commitments for programming, as of September 30, 2007, including periods in which the related payments due (unaudited, in thousands):

	Contractual Obligations
	Long-Term Debt	Operating Leases	Total
2007	$—	$900	$900
2008	9,312	2,375	11,687
2009	242,063	1,937	244,000
2010	61,313	1,271	62,584
2011	180,562	729	181,291
Thereafter	2,027,750	2,953	2,030,703

Total cash obligations	$2,521,000	$10,165	$2,531,165

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Our revolving credit and term loan agreements bear interest at floating rates. Accordingly, we are exposed to risks related to adverse changes in interest rates. In order to manage our exposure to interest rate risk, we enter into derivative financial instruments, typically interest rate swaps. The counter-parties to our swap agreements are major financial institutions. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

        The aggregate fair market value and aggregate carrying value of our 9 3/4% senior notes was $200.0 million as of September 30, 2007. The fair market value of our credit facility borrowings approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest. As of September 30, 2007, the cost, if terminated, of our interest rate swap agreements was $923,000 and is reflected in our financial statements as other current or non-current liabilities. Changes in the fair value of our interest rate derivative financial instruments are either recognized in income or in stockholders' equity as a component of other comprehensive income depending on whether the derivative financial instruments qualify for hedge accounting.

Item 4.    Controls and Procedures

        Under the supervision and with the participation of Insight Midwest's management, including its Chief Executive Officer and Chief Financial Officer, Insight Midwest evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2007. Based upon that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective.

        There has not been any change in Insight Midwest's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

        Under the supervision and with the participation of Insight Capital's management, including its Chief Executive Officer and Chief Financial Officer, Insight Capital evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2007. Based upon that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective.

        There has not been any change in Insight Capital's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.    Risk Factors

        There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2006.

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

Date: November 14, 2007	INSIGHT MIDWEST, L.P.
	By:	/s/ JOHN ABBOT John Abbot Executive Vice President and Chief Financial Officer (Principal Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2007	INSIGHT CAPITAL, INC.
	By:	/s/ JOHN ABBOT John Abbot Executive Vice President and Chief Financial Officer (Principal Financial Officer)

QuickLinks

INSIGHT MIDWEST, LP CONSOLIDATED BALANCE SHEETS (dollars in thousands)
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
INSIGHT MIDWEST, L.P CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (dollars in thousands)
INSIGHT MIDWEST, LP CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (dollars in thousands)
INSIGHT MIDWEST, LP NOTES TO CONSOLIDATED STATEMENTS
INSIGHT CAPITAL, INC. BALANCE SHEETS (dollars in thousands, except share and per share amounts)
INSIGHT CAPITAL, INC. STATEMENTS OF OPERATIONS (unaudited) (dollars in thousands)
INSIGHT CAPITAL, INC. STATEMENTS OF CASH FLOWS (unaudited) (dollars in thousands)
INSIGHT CAPITAL, INC. NOTES TO FINANCIAL STATEMENTS
PART II. OTHER INFORMATION
SIGNATURES